Form 10-Q
period 1996-03-31
STECK VAUGHN PUBLISHING CORP
filed 1996-05-14
CIK 904081

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                                 -----------
[x]

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended      MARCH 31, 1996
                                   ------------------------

                                     OR
[ ]

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ----------------------

                  Commission file number   0-21730
                                        -------------

                     STECK-VAUGHN PUBLISHING CORPORATION
- - - --------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                               DELAWARE                                                    I.R.S. NO. 33-0556929
- - - ----------------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)


                        8701 NO. MOPAC EXPRESSWAY, SUITE 200, AUSTIN, TEXAS  78759-8364
- - - ---------------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                            (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)                                               512/343-8227
                                                     -----------------------------------------------------------


- - - ----------------------------------------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X        No
                                                   -----        -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        14,322,455 COMMON STOCK SHARES OUTSTANDING AT APRIL 30, 1996.
        -------------------------------------------------------------

                      STECK-VAUGHN PUBLISHING CORPORATION

                          CONSOLIDATED BALANCE SHEETS


Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                                                          March 31,       December 31,       March 31,
(amounts in thousands, except share counts)                                 1996              1995              1995
                                                                      --------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $         8,004    $       10,041   $       14,862
   Marketable securities                                                        1,503             1,748            1,854
   Receivables, net of allowance of $403, $468 and $234                        12,057            10,909            8,609
   Inventories and supplies                                                    20,725            18,099           13,237
   Prepaid and deferred marketing expenses                                      4,678             1,456            3,147
   Note receivable from parent company                                          3,000             4,000              -
   Deferred plant costs                                                         2,741             2,854            2,188
   Other current assets                                                         1,598             1,667            1,392
                                                                      --------------------------------------------------
    Total current assets                                                       54,306            50,774           45,289

LAND, BUILDINGS AND EQUIPMENT, net                                              7,163             6,741            6,913

ACQUIRED INTANGIBLE ASSETS, net                                                 8,548             8,998            5,241
DEFERRED PLANT COSTS                                                            3,349             3,015            3,190
                                                                      --------------------------------------------------
                                                                      $        73,366    $       69,528   $       60,633
                                                                      ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $         6,816    $        4,551   $        2,695
   Accrued royalties                                                            2,633             2,129            2,707
   Accrued commissions                                                            657               343              540
   Accrued salaries, wages and bonuses                                          1,101               345              455
   Payable to parent company                                                      536             1,299            1,003
   Current portion of long-term debt                                            2,243               343              511
   Accrued and deferred income taxes                                              691               691            1,322
                                                                      --------------------------------------------------
    Total current liabilities                                                  14,677             9,701            9,233
                                                                      --------------------------------------------------
LIABILITIES PAYABLE AFTER ONE YEAR

   Long-term debt, less current portion                                           943             2,904            1,286
   Deferred income taxes                                                          629               629              189
                                                                      --------------------------------------------------
                                                                                1,572             3,533            1,475
                                                                      --------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares authorized and               -                 -                -
unissued
   Common stock, $.01 par value; 25,000,000 shares authorized;                    146               146              146
14,577,000, 14,573,000, and 14,568,000 shares issued
   Additional paid-in capital                                                  36,851            36,828           36,792
   Retained earnings                                                           21,940            21,143           14,828
   Unrealized gain (loss) on marketable securities, net of tax                     13                10               (8)
effect

                                                                      --------------------------------------------------
                                                                               58,950            58,127           51,758
   Treasury stock, at cost (255,000 shares)                                    (1,833)           (1,833)          (1,833)
                                                                      --------------------------------------------------
    Total stockholders' equity                                                 57,117            56,294           49,925
                                                                      --------------------------------------------------
                                                                      $        73,366    $       69,528   $       60,633
                                                                      ==================================================

                      STECK-VAUGHN PUBLISHING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1996              1995
                                                                      ---------------------------------
(amounts in thousands, except per share amounts)

NET REVENUES                                                          $        15,461    $       11,147
  Product cost and fulfillment expense                                          5,142             3,356
                                                                      ---------------------------------

GROSS PROFIT                                                                   10,319             7,791

  Product development                                                           2,666             2,306
  Selling and marketing                                                         4,989             3,420
  General and administrative                                                    1,268             1,215
  Provision for doubtful accounts                                                  15                20
  Amortization of acquired intangible assets                                      346               184
                                                                      ---------------------------------

OPERATING INCOME                                                                1,035               646

   Interest income                                                                325               275
   Interest expense                                                               (75)              (49)
                                                                      ---------------------------------

INCOME BEFORE INCOME TAXES                                                      1,285               872
    Income taxes                                                                  488               340
                                                                      ---------------------------------

NET INCOME                                                            $           797    $          532
                                                                      ==================================

EARNINGS PER SHARE                                                    $          0.06    $         0.04
                                                                      =================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                            14,377            14,335
                                                                      =================================

                      STECK-VAUGHN PUBLISHING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW


Part I.     FINANCIAL STATEMENTS

Item 1.     Financial Statements

                                                                               Three Months Ended
                                                                                     March 31,
(amounts in thousands)                                                            1996               1995
                                                                      ------------------------------------
CASH FLOW FOR OPERATING ACTIVITIES:
  Net Income                                                          $            797   $            532

  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
    Depreciation and amortization                                                  286                313
    Amortization of acquired intangible assets                                     346                184
    Provision for doubtful accounts                                                 15                 20
    Loss on sale of assets                                                          (1)                -
    Change in assets and liabilities net of effects from
      acquisitions:
        Receivables                                                             (1,149)              (603)

        Inventories and supplies                                                (2,616)              (417)

        Prepaid and deferred marketing expenses
                                                                                (3,222)            (1,531)

        Deferred plant costs
                                                                                  (221)               405
        Receivable from/payable to parent company
                                                                                  (763)             1,551
        Accounts payable and accrued expenses
                                                                                 4,035               (132)
        Other
                                                                                    69                 24
                                                                      ------------------------------------


  NET CASH FOR OPERATING ACTIVITIES
                                                                                (2,424)               346
                                                                      ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of marketable securities                                   248              5,446
  Note receivable from parent company, net activity                              1,000                 -
    Additions to land, buildings and equipment                                    (735)              (233)
  Dispositions of land, buildings and equipment                                     28                 -
  Acquisition costs, net of cash acquired                                          (91)              (115)
                                                                      ------------------------------------

  NET CASH FROM INVESTING ACTIVITIES                                               450              5,098
                                                                      ------------------------------------
CASH FLOWS FOR FINANCING ACTIVITIES:
  Changes in current portion of long-term debt                                   1,900                (51)
  Reductions in long-term debt                                                  (1,986)               (85)
  Proceeds from issuance of common stock                                            23                 -
  Purchase of treasury stock                                                        -                 (150)
                                                                      -----------------------------------
  NET CASH FOR FINANCING ACTIVITIES
                                                                                   (63)              (286)
                                                                      -----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                                                (2,037)             5,158
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD
                                                                                10,041              9,704
                                                                      -----------------------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $          8,004   $         14,862
                                                                      ===================================

                      STECK-VAUGHN PUBLISHING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Note 1 - Summary of Accounting Policies

Steck-Vaughn Publishing Corporation (the Company) was incorporated on March 10, 1993, as a wholly-owned subsidiary of National Education Corporation (NEC). Effective April 2, 1993, NEC made a capital contribution of all of the stock of Steck-Vaughn Company (SVC) to the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Steck-Vaughn Company and SV Distribution Company.

In August 1993, the Company completed an initial public offering in which 2,668,000 shares were sold for net proceeds of $29,775,000. The shares sold represented 18.3% of the outstanding shares of the Company. The Company has subsequently repurchased 255,000 shares of its outstanding common stock, increasing NEC's ownership to 83.1% of the common stock of the Company.

Due to the seasonal nature of the Company's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to properly match the costs with revenues.

Effective January 1, 1995, the Company changed its method of valuing inventories to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method. Financial statements of all prior years were restated to apply the FIFO method retroactively.

Effective January 1, 1995, the Company adopted AICPA Statement of Position 93-7 (SOP 93-7), "Reporting on Advertising Costs". In accordance with the statement, the Company records as advertising expense the production and distribution costs of all advertising except the catalog costs of SV Distribution Company as such advertising is distributed or placed. The catalogs of SV Distribution Company are treated as direct response advertising, with the cost of the catalogs charged to expense in accordance with historical response rates.

The Company is a member of an affiliated group of companies that joins in filing consolidated tax returns. The tax provision is calculated under the terms of a tax sharing agreement entered into between the Company and NEC. Under the agreement, the provision for income taxes generally is determined on a separate company basis, subject to certain adjustments. Benefits for credits and other tax attributes are recognized by the Company when recognizable on an NEC consolidated reporting basis. Income tax expense represents amounts payable to or receivable from NEC determined in accordance with the tax sharing agreement.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

                      STECK-VAUGHN PUBLISHING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Note 2 - Investments

                                                                            March 31,       December 31,   March 31,
      (amounts in thousands)                                                  1996              1995         1995
                                                                            ----------------------------------------

      Available-for-sale securities                                         $  1,503        $    1,748      $  1,854
      Held-to-maturity securities                                                -               1,000        10,500
                                                                            ----------------------------------------
                                                                               1,503             2,748        12,354

      Less securities classified as cash equivalents                             -              (1,000)      (10,500)
                                                                            ----------------------------------------

      Total marketable securities                                           $  1,503        $    1,748      $  1,854
                                                                            ========================================



During the three months ended March 31, 1996 and 1995, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3 - Inventories and Supplies

                                                                            March 31,       December 31,    March 31,
      (amounts in thousands)                                                  1996              1995          1995
                                                                           ------------------------------------------

      Finished Goods                                                       $   19,924         $  17,111    $   12,920
      Work in process                                                             128                81           -
      Raw materials and supplies                                                  673               907           317
                                                                           ------------------------------------------

      Total                                                                $   20,725         $  18,099    $   13,237
                                                                           ==========================================

Note 4 - Business Combinations

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israeli corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and advances totaling $9,000,000 under the revolving bank credit agreement. The acquisition will be accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price will be allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects will then be written off in the second quarter of 1996 as required by generally accepted accounting principles.

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                Percentage of Net Revenues
                                                   Three Months Ended             Percentage
                                                        March 31,                 Change From
                                                  1996          1995           Prior Year Period
                                                  ----          ----           -----------------

NET REVENUES:
Steck-Vaughn Revenues

  Elementary/High School                           46.3%         52.2%                 22.9%
  Adult education                                  18.2          25.7                  (1.5)
  Library                                          24.1          22.1                  51.1
                                                  -----         -----
                                                   88.6         100.0                  22.8

Summit Learning Revenues                           11.4           -                     -
                                                  -----         -----

TOTAL NET REVENUES                                100.0         100.0                  38.7


  Product cost and fulfillment expense             33.3          30.1                  53.2
                                                  -----         -----

GROSS PROFIT                                       66.7          69.9                  32.4

  Product development                              17.2          20.7                  15.6
  Selling and marketing                            32.3          30.7                  45.9
  General and administrative                        8.2          10.9                   4.4
  Provision for doubtful accounts                   0.1           0.2                 (25.0)
  Amortization of acquired
    intangible assets                               2.2           1.6                  88.0
                                                  -----         -----

OPERATING INCOME                                    6.7           5.8                  60.2

  Interest income                                   2.1           2.4                  18.2
  Interest expense                                 (0.5)         (0.4)                 53.1
                                                  -----         -----

INCOME BEFORE INCOME TAXES                          8.3           7.8                  47.4

  Income taxes                                      3.1           3.0                  43.5
                                                  -----         -----

NET INCOME                                          5.2%          4.8%                 49.8
                                                  =====         =====

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES

            REVENUES BY PRODUCT LINE                                         Three Months Ended
                                                                                 March 31,
                   (amounts in thousands)                                   1996           1995
                                                                          ------------------------
              Steck-Vaughn
                   Elementary and High School (El/Hi)                     $    7,152    $    5,820
                   Adult Education                                             2,821         2,865
                   Library                                                     3,719         2,462
                                                                          ------------------------
                                                                              13,692        11,147

              Summit Learning                                                  1,769           -
                                                                          ------------------------
                   TOTAL                                                  $   15,461    $   11,147
                                                                          ========================


Revenues increased 38.7% over the same quarter of the previous year, as the Company continued to garner strength from the Elementary and Library markets, while adding the Summit Learning catalog business to reach individual decision makers within school buildings.

El/Hi sales for the first quarter increased 22.9% over last year. As in the fourth quarter, El/Hi sales were primarily supported by robust sales in the Company's traditional skills products for the Elementary Market in reading, spelling, and math. Testing and assessment products continued to sell well. The strength of both of these types of products is indicative of the return of schools to teaching basic skills using traditional approaches and the increased use of standardized tests as a means of assessing students' progress and measuring the success of individual schools.

Sales of Adult Education products were relatively flat compared to last year's first quarter, as the limited availability of federal funds continued to hamper sales. In Fall 1995, the Company released a revision to its GED test preparation course and acquired the product line of Educational Development Laboratories, Inc. (EDL), to strengthen its product offerings in adult basic skills. Although the lack of funding has limited overall growth in the segment, both of these enhancements to the product line have performed well.

Library sales were up 51.1% for the first quarter compared to the first quarter of 1995. Much of the sales growth flowed from the Company's exclusive distribution agreements with Wayland Publishers, Abdo & Daughters, and Larousse Kingfisher Chambers, Inc. The agreement with Wayland became effective January 1, 1996, and was rapidly assimilated into the Company's product line, performing beyond expectations in the first three months of the contract. In addition, Library sales were boosted by the release of the revised 53-volume Portrait of America series.

Revenues were also augmented by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively.

Summit Learning sales of $1,769,000 were incremental to the Company, following the acquisition of Summit in December 1995. The Company has added selected Steck-Vaughn print products to the Summit catalogs and is developing a new line of print products for the home and teacher market channels.

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCT COST AND FULFILLMENT EXPENSE

Product cost and fulfillment expense as a percentage of revenues increased for the three-month period ended March 31, 1996, as compared to 1995, primarily due to the inclusion of the Summit Learning business for the first time. Product cost and fulfillment for the Company's publishing operations for the three months ended March 31, 1996, represented 29.4% of publishing revenues as compared to 30.1% for the same period in the previous year. Increases in the cost of print products resulted from the increase in products acquired through distribution agreements as opposed to internal development, the increased use of wholesalers to sell library titles, and the full absorption of paper price increases incurred during the past eighteen months. These cost increases were offset by the increased sales of testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired through distribution agreements. Summit Learning's product and fulfillment costs, at 63.0% of revenues, reflect the non-proprietary nature of the product line.

PRODUCT DEVELOPMENT EXPENSE

The following table reconciles product development investment to product development expense for each of the periods indicated:

                                                                             Three Months Ended
                                                                                  March 31,          Percentage
       (amounts in thousands)                                                1996          1995        Change
                                                                            -----------------------------------

       Product development investment                                       $ 2,887       $ 1,904        51.6%
       Plant costs capitalized                                               (1,197)         (565)      111.9
       Plant costs amortized                                                    976           967         0.9
                                                                            ---------------------
       Product development expense                                          $ 2,666       $ 2,306        15.6
                                                                            =====================

Product development investment for the three months ended March 31, 1996, increased more than 50% as compared to the prior year. Higher product development cost in the first quarter is primarily attributable to the timing of expenditures, as more of the emphasis in the current year is on product to be released in Fall 1996 as compared to last year when three major revisions were being developed throughout the year for release in the following year. Departmental expenses are higher with the addition of the EDL development office in South Carolina, the expansion of the library development office in New Jersey to accommodate growth in the segment, and full staffing in the Austin office as more of the design work is being done internally.

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING AND MARKETING EXPENSE

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:

                                                                             Three Months Ended
                                                                                  March 31,          Percentage
       (amounts in thousands)                                                1996          1995        Change
                                                                            -----------------------------------

      Selling and marketing costs                                           $  6,661      $  5,151       29.3%
      Selling and marketing deferred                                          (1,672)       (1,731)       3.4
                                                                            ----------------------
      Net selling and marketing expense                                     $  4,989      $  3,420       45.9
                                                                            ======================

Selling and marketing costs increased for the three months ended March 31, 1996, as compared to the prior year, due to higher commissions which resulted from increased revenues and higher catalog expense due in part to the acceleration of the recognition of catalog expenses in accordance with the Company's adoption of the new accounting standard, SOP 93-7. Sales and marketing costs also increased as the Company circulated two new smaller catalogs targeted to specified audiences during the first quarter. In addition, $716,000 of the total costs represents catalog expense recognized by Summit Learning.

OPERATING INCOME BY PRODUCT LINE

                                                                Three Months Ended                Percentage of
                                                                    March 31,                        Revenue
   (amount in thousands)                                         1996       1995                1996          1995
                                                                ------------------             -------------------
  Steck-Vaughn                                                  $ 1,251    $   646               9.1%          5.8%
  Summit Learning                                                  (216)       -               (12.2)          -
                                                                ------------------
            Total                                               $ 1,035    $   646               6.7           5.8
                                                                ==================


Operating income as a percentage of revenues for the three months ended March 31, 1996, as compared to 1995, increased for Steck-Vaughn Company primarily due to the increase in sales. For the first quarter, Summit Learning reported an operating loss reflecting the seasonally lower sales in the first quarter, the high investment in catalogs, and $65,000 in amortization of acquisition expenditures.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS
Amortization expense increased due to the acquisitions of substantially all of the assets of Educational Development Laboratories, Inc., in October 1995 and Summit Learning, Inc., in December 1995.

INTEREST INCOME AND EXPENSE
Interest income for the three-month period ended March 31, 1996, was higher than the previous year, reflecting the commitment fee and interest earned of $207,000 and $75,000 for the three-month periods ending March 31, 1996 and 1995, respectively, on the Company's line of credit agreement with NEC. Interest expense for the three months ended March 31, 1996, was higher than the prior year due to the debt incurred in the acquisition of EDL.

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, marketable securities, and cash provided from operations. At March 31, 1996, the Company had $9,507,000 in cash and marketable securities. The Company's uses of cash include product development, capital expenditures, repurchase of the Company's common stock in the marketplace, working capital requirements of the Company, and selected acquisitions of complementary businesses and product lines.

The Company maintains a revolving bank credit agreement, the amount of which was increased to $15,000,000 and the maturity date of which was extended to June 10, 1998 during the first quarter of 1996. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. The bank credit agreement replaced the Company's borrowing ability from NEC pursuant to an intercompany agreement. At March 31, 1996, no amounts were outstanding under the bank credit facility.

On April 30, 1996, the Company acquired all of the stock of Edunetics, Ltd., an Israeli corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and advances totaling $9,000,000 under the revolving bank credit agreement. The acquisition will be accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price will be allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects will then be written off in the second quarter of 1996 as required by generally accepted accounting principles.

In conjunction with the acquisition of EDL, the Company issued a note to the seller of $1,876,000 with interest at 6% payable quarterly and principal due on February 29, 1997. During March 1996, the valuation of certain assets acquired from EDL were adjusted, increasing the note balance to $1,900,000.

Under the intercompany agreement between the Company and NEC, NEC has the ability to borrow up to $10,000,000 from the Company. Effective February 28, 1995, the Company and NEC entered into a revolving loan agreement which provides that any borrowing by NEC will bear interest at LIBOR plus 2% and will be secured by NEC's holdings of the Company's stock. During the first quarter of 1996, the credit facility was reduced to $5,000,000 while the maturity date of the loan agreement was extended to June 30, 1996. At March 31, 1996, $3,000,000 was outstanding under the NEC credit facility.

Net cash outflow for operating activities for the three months ended March 31, 1996, of $2,424,000 was $2,770,000 lower than the prior year period. The decrease reflects the additional unamortized catalog expense arising from the inclusion of Summit Learning's operations, the payment during the quarter of settlement costs and legal expenses associated with the lawsuit recorded in the fourth quarter of 1995, and the decrease in the net intercompany payable with NEC.

In May 1994, the Company announced a program to repurchase up to 500,000 shares of its common stock. As of March 31, 1996, 255,000 shares had been repurchased for an aggregate amount of $1,833,000, increasing NEC's ownership to 83.1% of the common stock of the Company. The Company repurchased no stock during the first quarter of 1996.

The Company expects that cash, cash provided from operations, and the revolving credit facility will be sufficient to provide for planned working capital requirements, debt service, and capital expenditures for the foreseeable future.

                      STECK-VAUGHN PUBLISHING CORPORATION


PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 3.1     Restated Certificate of Incorporation of the Company (1)

 3.2     By-Laws of the Company. (1)

 4.1     Specimen of Common Stock Certificate of the Company. (1)

10.1 Modification and Renewal of Note, dated December 28, 1992, between NationsBank of Texas, N.A., as holder, and Steck-Vaughn Company, as borrower, secured by and as purchase money for the Company's distribution center in Austin, Texas. (2)

10.2 Office Lease, dated July 1991, between Bristol Group, Inc., as landlord, and Steck-Vaughn Company, as tenant, for the Company's principal offices in Austin, Texas. (3)

10.3 Agreement, dated June 1, 1990, between the American Council on Education and Steck-Vaughn Company, granting exclusive license for reproduction and distribution of official GED Practice Tests and Addendum effective July 28, 1992. (4)

10.4 Form of Intercompany Agreement between the Company and National Education Corporation. (5)

10.5 First Amendment to Intercompany Agreement between the Company and National Education Corporation dated June 10, 1994. (6)

10.6 Form of Tax Sharing Agreement between the Company and National Education Corporation. (7)

10.7 Form of Indemnification Agreements between the Company and its Officers and Directors. (8)

10.8     The Company's 1993 Stock Option Plan as amended through May 17, 1995.
         (9)

10.9     National Education Corporation Supplemental Executive Retirement Plan
         (10)

10.10 Asset Purchase Agreement, dated as of April 26, 1993, by and between Steck-Vaugh Company as purchaser, and Creative Edge, Inc., as seller(11)

10.11 Revolving Line of Credit Note and Option Agreement between the Company and National Education Corporation, dated February 28, 1995(12)

10.12 Addendum to Agreement between the American Council on Education and and Steck-Vaughn Company extending the expiration of the Agreement to August 31, 2001 (13)

10.13    The Company's 1995 Directors' Stock Option and Award Plan (14)

10.14 Renewal and Extension Agreement between the Company and National Education Corporation, effective December 31, 1995 (15)

                      STECK-VAUGHN PUBLISHING CORPORATION


PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.15 First Amendment to Stock Option Agreement between the Company and National Education Corporation, effective December 31, 1995.(16)

10.16 Letter Amendment to Stock Option Agreement between the Company and National Education Corporation, dated February 1, 1996. (17)

10.17 Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (18)

10.18 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 29, 1996. (19)

10.19 Second Renewal and Extension Agreement between the Company and National Education Corporation, effective March 31, 1996. (19)

10.20 Second Amendment to Stock Option Agreement between the Company and National Education Corporation, effective March 31, 1996. (19)

11.1     Statement re Calculation of Earnings Per Share. (19)

27.1     Financial Data Schedule. (19)

(b) A Form 8-K was filed on January 4, 1996, reporting the Company's intention to acquire all of the stock of Edunetics, Ltd. The Company entered into a definitive agreement with Edunetics, Ltd., on February 29, 1996, and closed the transaction on April 30, 1996.

                      STECK-VAUGHN PUBLISHING CORPORATION


PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(1) Incorporated by reference to the identically numbered exhibit in Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-62334, filed with the Securities and Exchange Commission on June 17, 1993 ("Amendment No. 1 to S-1 Registration Statement").

(2) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 33-62334, filed with the Securities and Exchange Commission on May 7, 1993 (the "S-1 Registration Statement").

(3) Incorporated by reference to Exhibit 10.5 to the Company's S-1 Registration Statement.

(4) Incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 1 to S-1 Registration Statement.

(5) Incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 1 to S-1 Registration Statement.

(6) Incorporated by reference to Exhibit 10.15 in the Company's Form 10-Q for the quarterly period ended June 30, 1994, filed with the Securities and Exchange Commission on August 11, 1994.

(7) Incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 1 to S-1 Registration Statement.

(8) Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to S-1 Registration Statement.

(9) Incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 1 to S-1 Registration Statement.

(10) Incorporated by reference to Exhibit 10.12 to the Company's S-1 Registration Statement.

(11) Incorporated by reference to Exhibit 10.13 to the Company's S-1 Registration Statement.

(12) Incorporated by reference to Exhibit 10.12 in the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 29, 1995.

(13) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-Q for the quarterly period ended March 31, 1995, filed with the Securities and Exchange Commission on May 12, 1995.

(14) Incorporated by reference to Exhibit A in the Company's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held May 17, 1995, filed with the Securities and Exchange Commission on March 29, 1995.

(15) Incorporated by reference to Exhibit 10.16 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 25, 1996.

(16) Incorporated by reference to Exhibit 10.17 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 25, 1996.

                      STECK-VAUGHN PUBLISHING CORPORATION


(17) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 25, 1996.

(18) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 25, 1996.

(19)  Filed herewith.

                      STECK-VAUGHN PUBLISHING CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STECK-VAUGHN PUBLISHING CORPORATION


Date:  May 14, 1996                         By  /s/ FLOYD D. ROGERS
                                            ----------------------------------
                                            Floyd D. Rogers
                                            Vice President, Finance and
                                            Chief Financial Officer

                      STECK-VAUGHN PUBLISHING CORPORATION



                                 EXHIBIT INDEX



EXHIBIT NO.     EXHIBIT                                                          PAGE NO.
- - - -----------     -------                                                          --------
     10.18      Loan Agreement between NationsBank of Texas, N.A.,                  18
                and Steck-Vaughn Company, dated April 29, 1996.

     10.19      Second Renewal and Extension Agreement between the                  49
                Company and National Education Corporation, effective
                March 31, 1996.

     10.20      Second Amendment to Stock Option Agreement between                  53
                the Company and National Education Corporation, effective
                March 31, 1996.

     11.1       Statement re Calculation of Earnings Per Share.                     57

     27.1       Financial Data Schedule.                                            58