Form 10-Q
period 1996-06-30
STECK VAUGHN PUBLISHING CORP
filed 1996-08-13
CIK 904081

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     *****

                                   FORM 10-Q

                                     *****

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               -------------------------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                              --------------------------------------------------


                        Commission file number  0-21730
                                                -------


                      STECK~VAUGHN PUBLISHING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                              I.R.S. No. 33-0556929
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)


8701 North Mopac Expressway, Suite 200     Austin, Texas       78759-8364
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)         (512) 343-8227
                                                    ----------------------------


- --------------------------------------------------------------------------------
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

          14,331,917 common stock shares outstanding at July 29, 1996.

_____________________________________________________________________________

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


                          CONSOLIDATED BALANCE SHEETS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                                               June 30,    December 31,     June 30,
(amounts in thousands, except share counts)                                      1996          1995          1995
                                                                               --------    ------------    --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  1,682    $     10,041    $ 13,103
   Marketable securities                                                          1,399           1,748       1,950
   Receivables, net of allowance of $1,421, $468 and $258                        16,864          10,909      11,413
   Inventories and supplies                                                      21,090          18,099      13,317
   Prepaid and deferred marketing expenses                                        4,290           1,456       2,930
   Note receivable from parent company                                            3,000           4,000       2,000
   Deferred plant costs                                                           2,780           2,854       2,301
   Other current assets                                                           2,331           1,667       1,440
                                                                               --------    ------------    --------
      Total current assets                                                       53,436          50,774      48,454

LAND, BUILDINGS AND EQUIPMENT, net                                                8,863           6,741       6,702
ACQUIRED INTANGIBLE ASSETS, net                                                  15,274           8,998       5,064
DEFERRED PLANT COSTS                                                              3,398           3,015       3,240
OTHER ASSETS                                                                      1,348            --          --
                                                                               --------    ------------    --------
                                                                               $ 82,319    $     69,528    $ 63,460
                                                                               ========    ============    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $  6,779    $      4,551    $  2,163
   Accrued royalties                                                              2,730           2,129       3,070
   Accrued commissions                                                              984             343         832
   Accrued salaries, wages and bonuses                                            1,152             345         529
   Payable to parent company                                                        631           1,299       1,076
   Current portion of long-term debt                                              2,345             343         343
   Accrued and deferred income taxes                                                684             691       2,018
   Other liabilities                                                                189            --          --
                                                                               --------    ------------    --------
      Total current liabilities                                                  15,494           9,701      10,031
                                                                               --------    ------------    --------
LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                                          12,063           2,904       1,200
   Deferred income taxes                                                            629             629         189
                                                                               --------    ------------    --------
                                                                                 12,692           3,533       1,389
                                                                               --------    ------------    --------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares authorized and unissued       --              --          --
   Common stock, $.01 par value; 25,000,000 shares authorized;
       14,587,000, 14,573,000, and 14,568,000 shares issued                         146             146         146
   Additional paid-in capital                                                    36,855          36,828      36,792
   Retained earnings                                                             18,964          21,143      16,905
   Unrealized gain on marketable securities, net of tax effect                        1              10          30
                                                                               --------    ------------    --------
                                                                                 55,966          58,127      53,873
   Treasury stock, at cost (255,000 shares)                                      (1,833)         (1,833)     (1,833)
                                                                               --------    ------------    --------
      Total stockholders' equity                                                 54,133          56,294      52,040
                                                                               --------    ------------    --------
                                                                               $ 82,319    $     69,528    $ 63,460
                                                                               ========    ============    ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED



                                                    Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
(amounts in thousands, except per share amounts)     1996        1995        1996       1995
                                                   --------    --------    --------    -------

NET REVENUES                                       $ 18,296    $ 15,278    $ 33,757    $ 26,425
  Product cost and fulfillment                        5,704       4,137      10,846       7,493
                                                   --------    --------    --------    --------

GROSS PROFIT                                         12,592      11,141      22,911      18,932

  Product development                                 3,198       2,069       5,864       4,375
  Selling and marketing                               5,798       4,684      10,787       8,104
  General and administrative                          1,335       1,269       2,603       2,484
  Provision for doubtful accounts                        30          29          45          49
  Amortization of acquired intangible assets            465         185         811         369
  Write-off of acquired in-process research
          and development costs                       4,100        --         4,100        --
                                                   --------    --------    --------    --------

OPERATING INCOME (LOSS)                              (2,334)      2,905      (1,299)      3,551

   Interest income                                      265         475         590         750
   Interest expense                                    (218)        (50)       (293)        (99)
                                                   --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                    (2,287)      3,330      (1,002)      4,202
    Income taxes                                        689       1,253       1,177       1,593
                                                   --------    --------    --------    --------

NET INCOME (LOSS)                                  $ (2,976)   $  2,077    $ (2,179)   $  2,609
                                                   ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE                          $  (0.21)   $   0.14    $  (0.15)   $   0.18
                                                   ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                  14,429      14,357      14,407      14,345
                                                   ========    ========    ========    ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

PART I.  FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED


                                                               Three Months Ended      Six Months Ended
                                                                  June 30,                 June 30
(amounts in thousands)                                         1996        1995        1996        1995
                                                             --------    --------    --------    --------

CASH FLOWS FOR OPERATING ACTIVITIES:
  Net income (loss)                                          $ (2,976)   $  2,077    $ (2,179)   $  2,609
  Adjustments to reconcile net income (loss) to cash
    provided by (used for) operating activities:
      Depreciation and amortization                               283         324         569         637
      Amortization of acquired intangible assets                  465         185         811         369
      Write-off of acquired in-process research
          and development costs                                 4,100        --         4,100        --
      Provision for doubtful accounts                              30          29          45          49
      Loss on sale of assets                                       (1)         27          (2)         27
      Change in assets and liabilities net of effects from
        acquisitions:
          Receivables                                          (3,300)     (2,833)     (4,449)     (3,436)
          Inventories and supplies                               (259)        (80)     (2,875)       (497)
          Prepaid and deferred marketing expenses                 388         217      (2,834)     (1,314)
          Deferred plant costs                                    (88)       (163)       (309)        242
          Receivable from/payable to parent company                95         744        (668)      1,624
          Accounts payable and accrued expenses                (3,121)        197         914         736
          Other                                                   (66)        (48)          3         (24)
                                                             --------    --------    --------    --------

  NET CASH FOR OPERATING ACTIVITIES                            (4,450)        676      (6,874)      1,022
                                                             --------    --------    --------    --------

CASH FLOWS FOR INVESTING ACTIVITIES:
  Net sales (purchases) of marketable securities                   85         (23)        333       5,423
  Note receivable from parent company, net activity              --        (2,000)      1,000      (2,000)
  Additions to land, buildings and equipment                     (802)       (265)     (1,537)       (498)
  Dispositions of land, buildings and equipment                     4         115          32         115
  Acquisition costs, net of cash acquired                     (10,658)         (8)    (10,749)       (123)
                                                             --------    --------    --------    --------

  NET CASH FOR INVESTING ACTIVITIES                           (11,371)     (2,181)    (10,921)      2,917
                                                             --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in current portion of long-term debt                 (1,444)       (168)        456        (219)
  Additions to long term debt                                  11,024        --        11,024        --
  Reductions in long-term debt                                    (85)        (86)     (2,071)       (171)
  Proceeds from issuance of common stock                            4        --            27        --
  Purchase of treasury stock                                     --          --          --          (150)
                                                             --------    --------    --------    --------

  NET CASH FROM FINANCING ACTIVITIES                            9,499        (254)      9,436        (540)
                                                             --------    --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        (6,322)     (1,759)     (8,359)      3,399

CASH AND CASH EQUIVALENTS AT THE
     BEGINNING OF THE PERIOD                                    8,004      14,862      10,041       9,704
                                                             --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT THE
     END OF THE PERIOD                                       $  1,682    $ 13,103    $  1,682    $ 13,103
                                                             ========    ========    ========    ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED

Note 1 - Summary of Accounting Policies

Steck-Vaughn Publishing Corporation (the Company) was incorporated on March 10, 1993, as a wholly-owned subsidiary of National Education Corporation (NEC). Effective April 2, 1993, NEC made a capital contribution of all of the stock of Steck-Vaughn Company (SVC) to the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Steck-Vaughn Company, SV Distribution Company (parent company of Summit Learning, Inc.), and Edunetics Ltd. and Edunetics Corporation (together referred to as "Edunetics" herein).

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

The Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all such costs are capitalized and amortized over the estimated economic life of the product. These costs are becoming increasingly material to the Company's financial statements with the addition of more software-based training and education products through its recent acquisition of Edunetics.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED

Note 2 - Investments

                                                  June 30,    December 31,   June 30,
(amounts in thousands)                             1996          1995        1995
                                                 -----------------------------------

Available-for-sale securities                    $  1,399   $      1,748   $  1,950
Held-to-maturity securities                          --            1,000      9,700
                                                 -----------------------------------
                                                    1,399          2,748     11,650

Less securities classified as cash equivalents       --           (1,000)    (9,700)
                                                 -----------------------------------

Total marketable securities                      $  1,399   $      1,748   $  1,950
                                                 ==================================



During the six months ended June 30, 1996 and 1995, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3 - Inventories and Supplies

                                                    June 30    December 31,  June 30,
(amounts in thousands)                               1996         1995         1995
                                                 -----------------------------------

Finished Goods                                   $   20,365   $   17,111   $   12,644
Work in process                                          72           81           45
Raw materials and supplies                              653          907          628
                                                 ------------------------------------

Total                                            $   21,090   $   18,099   $   13,317
                                                 ====================================



Note 4 - Business Combinations

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and the Company's bank line of credit. The acquisition was accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was written off in the second quarter of 1996 as required by generally accepted accounting principles. As a result of the acquisition, acquired intangible assets increased $7,200,000, consisting primarily of goodwill, and will be amortized over a weighted average life of approximately ten years. In addition, net deferred tax assets of $1,600,000 were recorded in conjunction with the acquisition.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                              Three Months Ended         Six Months Ended              Percentage change
                                                   June 30,                  June 30,                From Prior Year Period
                                            1996           1995         1996           1995         Q2 1996         YTD 1996
                                          ---------      ---------    ---------      ---------     -----------      ----------

NET REVENUES:
Steck-Vaughn Revenues
     Elementary/High School                     38.3%          57.2%        41.9%          55.1%        (19.9)%           (2.8)%
     Adult education                            18.3           24.2         18.3           24.8          (9.7)            (6.1)
     Library                                    23.3           18.6         23.7           20.1          50.6             50.8
                                           ---------      ---------    ---------      ---------
                                                79.9          100.0         83.9          100.0          (4.4)             7.1

Summit Learning revenues                        14.0              -         12.8              -             -                -
Edunetics revenues                               6.1              -          3.3              -             -                -
                                           ---------      ---------    ---------      ---------

TOTAL NET REVENUES                             100.0          100.0        100.0          100.0          19.8             27.7


     Product cost and fulfillment               31.2           27.1         32.1           28.4          37.9             44.7
                                           ---------      ---------    ---------      ---------

GROSS PROFIT                                    68.8           72.9         67.9           71.6          13.0             21.0

     Product development                        17.5           13.5         17.4           16.6          54.6             34.0
     Selling and marketing                      31.7           30.7         32.0           30.6          23.8             33.1
     General and administrative                  7.3            8.3          7.7            9.4           5.2              4.8
     Provision for doubtful accounts             0.2            0.2          0.1            0.2           3.4             (8.2)
     Amortization of acquired
         intangible assets                       2.5            1.2          2.4            1.4         151.4            119.8
    Write-off of acquired in-process
         research and development costs         22.4              -         12.1              -             -                -
                                           ---------      ---------    ---------      ---------

OPERATING INCOME (LOSS)                        (12.8)          19.0         (3.8)          13.4             -                -

     Interest income                             1.5            3.1          1.7            2.9         (44.2)           (21.3)
     Interest expense                           (1.2)          (0.3)        (0.9)          (0.4)        336.0            196.0
                                           ---------      ---------    ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES              (12.5)          21.8         (3.0)          15.9             -                -

Income taxes                                    (3.8)          (8.2)        (3.5)          (6.0)        (45.0)           (26.1)
                                           ---------      ---------    ---------      ---------

NET INCOME (LOSS)                              (16.3)%         13.6%        (6.5)%          9.9%            -                -
                                           =========       ========     ========      =========



The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES


NET REVENUES BY PRODUCT LINE           Three Months Ended    Six Months Ended
                                             June 30,            June 30,
   (amounts in thousands)                 1996      1995      1996      1995
                                        -------------------------------------
Steck-Vaughn
   Elementary and High School (El/Hi)   $ 7,000   $ 8,744   $14,152   $14,564
   Adult Education                        3,339     3,698     6,160     6,563
   Library                                4,272     2,836     7,991     5,298
                                        -------------------------------------
                                         14,611    15,278    28,303    26,425

Summit Learning                           2,565      --       4,334      --
Edunetics                                 1,120      --       1,120      --
                                        -------------------------------------

   TOTAL                                $18,296   $15,278   $33,757   $26,425
                                        =====================================

In April 1996, the Company reengineered its primary distribution facility, involving significant additions of material handling equipment, the reconfiguration of the flow of products between picking locations and the shipping dock, and the implementation of a new warehouse management system
(WMS), to significantly enhance the Company's material handling processes. Difficulties were encountered during the start-up and ramp-up phases of the new equipment and WMS. By the end of the quarter though, virtually all of the problems caused by the system implementation had been eliminated. During the last week of June, the average rate of orders processed each day was 20%-30% higher than the comparable period under the previous methodology. As Distribution personnel become more accustomed to the new system and additional minor modifications are made, the Company expects to approach a 100% improvement in the order processing rate.

Order intake for the quarter grew approximately 21% compared to the prior year. Coupling the temporary focus on the implementation of the new WMS with the increase in orders received, a significant backlog of unfulfilled business accumulated by quarter-end. As of June 30, 1996, the Company had approximately $3,200,000 of orders in-house that management believes would have been shipped had the difficulties implementing the WMS not occurred.

El/Hi sales declined 20% for the three months ended June 30, 1996, compared to the previous year and Adult sales declined 9.7% for the quarter due to the backlog of orders that could have been shipped under normal circumstances.

Library sales continued their strong growth, with sales for the three months ended June 30, 1996, up 51% over the same period in 1995. Year-to-date sales also increased 51% when compared to last year. Much of the growth is attributable to sales of products developed by Wayland Publishers, Abdo and Daughters, and Larousse Kingfisher Chambers, Inc., for which the Company has exclusive distribution rights. The release in January of the Company's revised 53-volume Portrait of America series has made a sizable contribution to the increase in revenues.

With the growth of the library product line, management believes that the size of its current sales force is insufficient to adequately present all of the library product to school and public libraries while representing the Company's elementary curriculum product line at the same time. To expand its coverage of the library market, the Company has begun to engage independent sales organizations to carry all of its library products. By the end of the third quarter, it is expected that independent reps will be under contract for all of the most populous states, allowing the Company's own field sales force to focus their attention on selling elementary curriculum product. In addition, the Company is expanding its telemarketing sales force, creating rep teams for each of its three main library product lines.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenues were also augmented by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively.

Summit Learning sales of $2,565,000 were incremental to the Company, following the acquisition of Summit in December 1995. The Company has added selected Steck-Vaughn print and Edunetics CD-ROM products to the Summit catalogs, included significant new product in the fall Science and Math catalogs, and increased the quantities of the 1996 Young Explorers catalog to be distributed to consumers in the fall.

Edunetics revenue for the most part is tied to contractual obligations for systems installations until the new modular products are ready for sale later this year. In June 1996, the Company entered into a three-year, $3.4 million contract with Detroit public schools to provide Edunetics' proprietary educational software programs to 60 schools within the district.

The following table presents revenues as if the backlog of shippable orders had been shipped by June 30, 1996.

     NET REVENUES BY PRODUCT LINE
          (WITH PRO FORMA SALES)            Three Months Ended     Six Months Ended
                                                  June 30,               June 30,
   (amounts in thousands)                     1996      1995         1996      1995
                                            ---------------------------------------
Steck-Vaughn
   Elementary and High School (El/Hi)      $ 8,856   $ 8,744      $16,008   $14,564
   Adult Education                           3,986     3,698        6,807     6,563
   Library                                   4,969     2,836        8,688     5,298
                                           ----------------------------------------
                                            17,811    15,278       31,503    26,425

Summit Learning                              2,565      --          4,334      --
Edunetics                                    1,120      --          1,120      --
                                           ----------------------------------------

   TOTAL                                   $21,496   $15,278      $36,957   $26,425
                                           ========================================

The following comments reflect the Company's publishing revenues with the $3,200,000 of unshipped business included. While management is confident that the $3,200,000 of unshipped backlog will be shipped during the third quarter, no assurance can be given that some portion of the backlog will not be canceled prior to shipment.

El/Hi sales were relatively flat during the quarter ended June 30, 1996, when compared to 1995, although year-to-date sales were up 9.9% relative to the prior year. The flat results are attributable to a seasonal fluctuation consistent with the end of the school-year, with third quarter revenues typically much higher for this segment. Revenue increases for the year resulted from sales of traditional skills products in reading, spelling, and math, as well as testing and assessment products. The strength of both of these types of products is indicative of the return of schools to teaching basic skills and the increased use of standardized tests as a means of assessing students' progress and measuring the success of individual schools.

Sales of adult education products for the second quarter increased 7.8% over the previous year primarily due to the addition of the Educational Development Laboratories, Inc. (EDL) technology product to the Company's line of early-skills level computer instruction. Sales of traditional adult product for the quarter were down 11% relative to the prior year as funding remains under pressure with no improvement noted in 1996 to date.

Library sales were even more robust with the inclusion of the pro forma sales, up 75% for the second quarter and 64% year-to-date. These increases are attributable to the same factors cited above.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PRODUCT COST AND FULFILLMENT EXPENSE

Product cost and fulfillment expense as a percentage of revenues increased for the three-month period and six-month period ended June 30, 1996, as compared to 1995, primarily due to the inclusion of the Summit Learning business for the first time. Product cost and fulfillment for the Company's publishing operations excluding Summit and Edunetics for the three months ended June 30, 1996, represented 28.1% of publishing revenues as compared to 27.1% for the same period in the previous year. Increases in the cost of print products resulted from the increase in products acquired through distribution agreements, as opposed to internal development, and the increased use of wholesalers to sell library titles. These cost increases were offset by the increased sales of technology and testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired through distribution agreements. Fulfillment expenses were also higher due to increases in labor costs necessary to implement the new warehouse management system and eliminate the backlog. Summit Learning's product and fulfillment costs, at 56.7% of revenues, reflect the non-proprietary nature of the product line.

PRODUCT DEVELOPMENT EXPENSE

The following table reconciles product development investment to product development expense for each of the periods indicated:



                                 Three Months Ended                   Six Months Ended
                                       June 30,        Percentage          June 30,        Percentage
(amounts in thousands)             1996       1995       Change          1996     1995       Change
                                 --------------------------------    --------------------------------
Product development investment   $ 3,287    $ 2,233      47.2%      $  6,174    $ 4,137       49.2%
Plant costs capitalized             (809)      (720)     12.4         (2,006)    (1,285)      56.1
Plant costs amortized                720        556      29.5          1,696      1,523       11.4
                                 ------------------                  ------------------
Product development expense      $ 3,198     $2,069      54.6        $ 5,864    $ 4,375       34.0
                                 ==================                  ==================


Product development investment for the three months and six months ended June 30, 1996, increased almost 50% as compared to the prior year. The higher cost is attributable to the inclusion of all of the Company's new product lines:
EDL, Edunetics, and proprietary product for Summit catalogs. Departmental expenses were higher with the addition of the EDL development office in South Carolina, the expansion of the library development office in New Jersey to accommodate growth in the segment, and full staffing in the Austin office as more of the design work is being done internally. Amortization costs increased due to higher sales as the amortization rate is a function of revenue.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING AND MARKETING EXPENSE

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:

                                       Three Months Ended                     Six Months Ended
                                           June 30,           Percentage           June 30,          Percentage
(amounts in thousands)                1996          1995        Change        1996        1995         Change
                                    ------------------------------------    -----------------------------------
Selling and marketing costs         $6,253         $4,678       33.7%        $12,914    $ 9,829         31.4%
Selling and marketing deferred        (455)             6        --           (2,127)    (1,725)       (23.3)
                                    ---------------------                    ------------------

Net selling and marketing expense   $5,798         $4,684       23.8         $10,787    $ 8,104         33.1
                                    =====================                    ==================




Selling and marketing costs increased for the three months and six months ended June 30, 1996, as compared to the prior year, due to higher commissions resulting from increased revenues and higher catalog expense. Catalog costs increased as the Company circulated two new smaller catalogs targeted to specified audiences during the first quarter, accelerated the recognition of catalog expenses in accordance with the Company's adoption of the new accounting standard, and acquired Summit Learning, a catalog marketer, in December 1995.


OPERATING INCOME BY PRODUCT LINE


                          Three Months Ended    Six Months Ended   Percentage of Revenue
                                June 30,             June 30,          Year-To-Date
 (amount in thousands)      1996      1995       1996     1995        1996      1995
                         -------------------  -------------------  ---------------------
Steck-Vaughn             $ 1,939     $2,905   $ 3,189    $3,551       11.3%     13.4%
Summit Learning               15       --        (200)      --        (4.6)       --
Edunetics                   (188)      --        (188)      --       (16.8)       --
                          -----------------   -----------------
                           1,766      2,905     2,801     3,551        8.3      13.4
Write-off of research
  and development         (4,100)      --      (4,100)      --
                         ------------------   -----------------

Operating Income         $(2,334)    $2,905   $(1,299)   $3,551
                         ==================   =================


Operating income as a percentage of revenues for the six months ended June 30, 1996, as compared to 1995, declined for Steck-Vaughn Company due to the backlog of unshipped orders. The operating results of Summit and Edunetics reflect the seasonality of Summit's business and the start-up phase of both divisions.

When pro forma operating income of $1,440,000 arising from the shippable backlog of $3,200,000 is added to the Steck-Vaughn operating income of $3,189,000, the pro forma operating margin is 14.7% compared to 13.4% last year. The increase is attributable to the 19.2% increase in sales on a pro forma basis.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The net loss for the second quarter of 1996 on a pro forma basis would approximate ($2,083,000) or ($.15) per share and net income of $2,017,000 or $.14 per share excluding the Edunetics research and development write-off, compared to $2,077,000 or $.14 per share for the second quarter of 1995. The net loss for the six months ended June 30, 1996, on a pro forma basis would approximate ($1,286,000) or ($.09) per share and net income of $2,814,000 or $.20 per share excluding the Edunetics research and development write-off, compared to $2,609,000 or $.18 per share for the previous year.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense increased due to the acquisitions of Edunetics in April 1996 and substantially all of the assets of EDL in October 1995 and Summit Learning in December 1995.

INTEREST INCOME AND EXPENSE

Interest income for the three-month period ended June 30, 1996, was lower than the previous year, reflecting the use of all excess cash-on-hand to fund the three recent acquisitions, but includes the commitment fee and interest earned of $169,000 and $305,000 for the three-month periods ending June 30, 1996 and 1995, respectively, on the Company's line of credit agreement with NEC. Interest expense for the three months ended June 30, 1996, was higher than the prior year due to advances made on the Company's bank line of credit to fund the acquisition of Edunetics and to the debt incurred in the acquisition of EDL.

INCOME TAXES

Income tax expense for the three-month and six-month periods ended June 30, 1996, was accrued at 38% of income before income taxes excluding the write-off of acquired in-process research and development costs, which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations, and the Company's bank line of credit. At June 30, 1996, the Company had $3,081,000 in cash and marketable securities. The Company's uses of cash include product development, capital expenditures, working capital requirements of the Company, and selected acquisitions of complementary businesses and product lines.

The Company maintains a revolving bank credit agreement, the amount of which was increased to $15,000,000 and the maturity date of which was extended to June 10, 1998 during the first quarter of 1996. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. The bank credit agreement replaced the Company's borrowing ability from NEC pursuant to an intercompany agreement. At June 30, 1996, $11,000,000 was outstanding under the bank credit facility.

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and the Company's bank line of credit. The acquisition was accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects was written off in the second quarter of 1996 as required by generally accepted accounting principles.

In conjunction with the acquisition of EDL, the Company issued a note to the seller of approximately $1,900,000 with interest at 6% payable quarterly and principal due on February 29, 1997.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Under the revolving loan agreement between the Company and NEC, NEC had the ability to borrow up to $5,000,000 from the Company. The revolving loan agreement governing all advances was extended to December 31, 1996 during the second quarter of 1996. At June 30, 1996, $3,000,000 was outstanding under the NEC credit facility. On July 25, 1996, NEC paid the loan in full and terminated the revolving loan agreement.

Net cash outflow for operating activities for the three months ended June 30, 1996, was $4,450,000 compared to net cash inflow of $676,000 for the prior year period. The decrease reflects the lower level of income and the decrease in payables resulting from the payments for the inventories associated with the new library product distribution agreements.

Net cash outflow for operating activities for the six months ended June 30, 1996, was $6,874,000 compared to net cash inflow of $1,022,000 for the prior year period. The decrease is attributable to the lower level of income, the increase in receivables resulting from the timing of customer billings consistent with the shipping delays experienced at the distribution center, the increase in inventories associated with the new library product distribution agreements, and the increase in deferred catalog expense resulting from the inclusion of Summit Learning's operations.

In May 1994, the Company announced a program to repurchase up to 500,000 shares of its common stock. As of June 30, 1996, 255,000 shares had been repurchased for an aggregate amount of $1,833,000, increasing NEC's ownership to 83.1% of the common stock of the Company. The Company has not repurchased any of its shares during 1996.

The Company expects that cash, cash provided from operations, and the revolving credit facility will be sufficient to provide for planned working capital requirements, debt service, and capital expenditures for the foreseeable future.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



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

 10.6    Form of Tax Sharing Agreement between the Company and National Education Corporation. (7)

 10.7    Form of Indemnification Agreements between the Company and its Officers and Directors. (8)

 10.8    The Company's 1993 Stock Option Plan as amended through May 17, 1995. (9)

 10.9    National Education Corporation Supplemental Executive Retirement Plan (10)

 10.10   Asset Purchase Agreement, dated as of April 26, 1993, by and between Steck-Vaugh Company as purchaser, and Creative Edge, Inc., as seller (11)

 10.11   Revolving Line of Credit Note and Option Agreement between the Company and National
         Education Corporation, dated February 28, 1995 (12)

 10.12   Addendum to Agreement between the American Council on Education and and Steck-Vaughn
         Company extending the expiration of the Agreement to August 31, 2001 (13)

 10.13   The Company's 1995 Directors' Stock Option and Award Plan (14)

 10.14   Renewal and Extension Agreement between the Company and National  Education Corporation, effective December 31, 1995 (15)

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

10.15  First Amendment to Stock Option Agreement between the Company and National Education
       Corporation, effective December 31, 1995. (16)

10.16  Letter Amendment to Stock Option Agreement between the Company and National Education
       Corporation, dated February 1, 1996. (17)

10.17  Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (18)

10.18  Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April
       29, 1996. (19)

10.19  Second Renewal and Extension Agreement between the Company and NationalEducation
       Corporation, effective March 31, 1996. (20)

10.20  Second Amendment to Stock Option Agreement between the Company and National Education
       Corporation, effective March 31, 1996. (21)

10.21  Office lease, dated April 26, 1996, between Quarry Lake Business Center, Ltd. as landlord, and
       Steck-Vaughn Company, as tenant, for the Company's principal offices in Austin, Texas, beginning
       November 1, 1996. (22)

10.22  Third Renewal and Extension Agreement between the Company and National Education
       Corporation, effective June 30, 1996. (22)

10.23  Third Amendment to Stock Option Agreement between the Company and National Education
       Corporation, effective June 30, 1996. (22)

11.1   Statement re Calculation of Earnings Per Share. (22)

27.1   Financial Data Schedule. (22)

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED


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



                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED


(17) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on  March 25, 1996.

(18) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on  March 25, 1996.

(19) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-Q for the quarterly period ended March 31,
     1996, filed with the Securities and Exchange Commission on  May 14, 1996.

(20) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-Q, for the quarterly period ended March 31,
     1996, filed with the Securities and Exchange Commission on  May 14, 1996.

(21) Incorporated by reference to Exhibit 10.20 in the Company's Form 10-Q, for the quarterly period ended March 31,
     1996, filed with the Securities and Exchange Commission on  May 14, 1996.

(22) Filed herewith.


(b) A Form 8-K was filed on May 14, 1996, reporting the Company's acquisition of all of the stock of
    Edunetics, Ltd.


                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         STECK-VAUGHN PUBLISHING CORPORATION




Date:  August 12, 1996              By   /s/ FLOYD D. ROGERS
                                         ---------------------------
                                         Floyd D. Rogers
                                         Vice President, Finance and
                                         Chief Financial Officer

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION

                                 EXHIBIT INDEX

EXHIBIT NO.     EXHIBIT                                                   PAGE NO.
- -----------  ----------------------------------------------------------   --------
  10.21      Office Lease, dated April 26, 1996, between Quarry              20
             Lake Business Center, Ltd., as landlord, and Steck-Vaughn
             Company, as tenant, for the Company's principal offices in
             Austin, Texas, beginning November 1, 1996.

  10.22      Third Renewal and Extension Agreement between the               51
             Company and National Education Corporation, effective
             June 30, 1996.

  10.23      Third Amendment to Stock Option Agreement between               54
             the Company and National Education Corporation, effective
             June 30, 1996.

  11.1       Statement re Calculation of Earnings Per Share.                 58

  27.1       Financial Data Schedule.                                        59