Form 10-Q
period 1996-09-30
STECK VAUGHN PUBLISHING CORP
filed 1996-11-13
CIK 904081

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    *****

                                  FORM 10-Q

                                    *****

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended     SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       OR

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from         to
                               -------------------------------------------------

                        Commission file number  0-21730
                                              ---------


                      STECK~VAUGHN PUBLISHING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                             I.R.S. No. 33-0556929
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


4515 Seton Center Parkway, Suite 300    Austin, Texas              78759
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code)           (512) 343-8227
                                                    ----------------------------

8701 North Mopac Expressway, Suite 200     Austin, Texas       78759-8364
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
                                               Yes   X       No
                                                   -----       -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,331,917 common stock shares outstanding at October 29, 1996.

--------------------------------------------------------------------------------

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



                          CONSOLIDATED BALANCE SHEETS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                                             September 30,   December 31,    September 30,
(amounts in thousands, except share counts)                                      1996            1995            1995
                                                                             -------------   ------------    -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  5,636        $ 10,041        $  9,628
   Marketable securities                                                          1,399           1,748           1,846
   Receivables, net of allowance of $864, $468 and $287                          25,698          10,909          15,902
   Inventories and supplies                                                      19,114          18,099          15,513
   Prepaid and deferred marketing expenses                                          849           1,456           1,682
   Note receivable from parent company                                             --             4,000           6,500
   Deferred plant costs                                                           2,916           2,854           2,420
   Other current assets                                                           2,731           1,667           1,477
                                                                               --------        --------        --------
      Total current assets                                                       58,343          50,774          54,968

LAND, BUILDINGS AND EQUIPMENT, net                                                9,393           6,741           6,566
ACQUIRED INTANGIBLE ASSETS, net                                                  14,697           8,998           4,879
DEFERRED PLANT COSTS                                                              3,565           3,015           3,408
OTHER ASSETS                                                                        799            --              --
                                                                               --------        --------        --------
                                                                               $ 86,797        $ 69,528        $ 69,821
                                                                               ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                       $  7,089        $  4,551        $  5,571
   Accrued royalties                                                              2,239           2,129           2,250
   Accrued commissions                                                            1,148             343             897
   Accrued salaries, wages and bonuses                                            2,352             345             559
   Payable to parent company                                                      1,600           1,299           1,129
   Current portion of long-term debt                                              3,195             343             343
   Accrued and deferred income taxes                                                270             691           2,020
   Other liabilities                                                                185            --              --
                                                                               --------        --------        --------
      Total current liabilities                                                  18,078           9,701          12,769
                                                                               --------        --------        --------

LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                                          10,204           2,904           1,114
   Deferred income taxes                                                           --               629             189
                                                                               --------        --------        --------
                                                                                 10,204           3,533           1,303
                                                                               --------        --------        --------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares authorized and unissued       --              --              --
   Common stock, $.01 par value; 25,000,000 shares authorized;
       14,587,000, 14,573,000, and 14,568,000 shares issued                         146             146             146
   Additional paid-in capital                                                    36,891          36,828          36,792
   Retained earnings                                                             23,310          21,143          20,611
   Unrealized gain on marketable securities, net of tax effect                        1              10              33
                                                                               --------        --------        --------
                                                                                 60,348          58,127          57,582
   Treasury stock, at cost (255,000 shares)                                      (1,833)         (1,833)         (1,833)
                                                                               --------        --------        --------
      Total stockholders' equity                                                 58,515          56,294          55,749
                                                                               --------        --------        --------
                                                                               $ 86,797        $ 69,528        $ 69,821
                                                                               ========        ========        ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



                     CONSOLIDATED STATEMENTS OF OPERATIONS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED



                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
(amounts in thousands, except per share amounts)                       1996           1995            1996           1995
                                                                    ------------   ------------    ------------  -------------
NET REVENUES                                                          $ 32,419      $ 20,372          $ 66,176      $ 46,797
  Product cost and fulfillment                                           8,785         4,997            19,631        12,490
                                                                      --------      --------          --------      --------

GROSS PROFIT                                                            23,634        15,375            46,545        34,307

  Product development                                                    3,544         2,069             9,408         6,444
  Selling and marketing                                                  9,772         6,498            20,559        14,602
  General and administrative                                             2,518         1,061             5,121         3,545
  Provision for doubtful accounts                                           52            34                97            83
  Amortization of acquired intangible assets                               556           185             1,367           554
  Write-off of acquired in-process research
          and development costs                                           --            --               4,100          --
                                                                      --------      --------          --------      --------

OPERATING INCOME                                                         7,192         5,528             5,893         9,079

   Interest income                                                         120           504               710         1,254
   Interest expense                                                       (302)          (49)             (595)         (148)
                                                                      --------      --------          --------      --------

INCOME BEFORE INCOME TAXES                                               7,010         5,983             6,008        10,185
    Income taxes                                                         2,664         2,277             3,841         3,870
                                                                      --------      --------          --------      --------

NET INCOME                                                            $  4,346      $  3,706          $  2,167      $  6,315
                                                                      ========      ========          ========      ========

EARNINGS PER SHARE                                                    $   0.30      $   0.26          $   0.15      $   0.44
                                                                      ========      ========          ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                                     14,433        14,359            14,419        14,349
                                                                      ========      ========          ========      ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

PART I.  FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED


                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30
(amounts in thousands)                                                     1996           1995            1996          1995
                                                                        ------------  -------------   -------------  ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
  Net income                                                             $  4,346        $  3,706       $  2,167       $  6,315
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
      Depreciation and amortization                                           395             277            964            914
      Amortization of acquired intangible assets                              556             185          1,367            554
      Write-off of acquired in-process research
          and development costs                                              --              --            4,100           --
      Provision for doubtful accounts                                          52              34             97             83
      (Gain)/Loss on sale of assets                                          --                (8)            (2)            19
      Change in assets and liabilities net of effects from
        acquisitions:
          Receivables                                                      (8,877)         (4,523)       (13,326)        (7,959)
          Inventories and supplies                                          1,976          (2,196)          (899)        (2,693)
          Prepaid and deferred marketing expenses                           3,441           1,248            607            (66)
          Deferred plant costs                                               (303)           (287)          (612)           (45)
          Receivable from/payable to parent company                           969              53            301          1,677
          Accounts payable and accrued expenses                             1,178           2,683          2,092          3,419
          Other                                                              (902)            (37)          (899)           (61)
                                                                         --------        --------       --------       --------
  NET CASH FROM (FOR) OPERATING ACTIVITIES                                  2,831           1,135         (4,043)         2,157
                                                                         --------        --------       --------       --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
  Net sales of marketable securities                                         --               117            333          5,540
  Note receivable from parent company, net activity                         3,000          (4,500)         4,000         (6,500)
  Additions to land, buildings and equipment                                 (843)           (141)        (2,380)          (639)
  Dispositions of land, buildings and equipment                                27            --               59            115
  Acquisition costs, net of cash acquired                                      21            --          (10,728)          (123)
                                                                         --------        --------       --------       --------
  NET CASH FROM (FOR) INVESTING ACTIVITIES                                  2,205          (4,524)        (8,716)        (1,607)
                                                                         --------        --------       --------       --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
  Changes in current portion of long-term debt                                801            --            1,257           (219)
  Additions to long term debt                                                --              --           11,024           --
  Reductions in long-term debt                                             (1,919)            (86)        (3,990)          (257)
  Proceeds from issuance of common stock                                       36            --               63           --
  Purchase of treasury stock                                                 --              --             --             (150)
                                                                         --------        --------       --------       --------
  NET CASH FROM (FOR) FINANCING ACTIVITIES                                 (1,082)            (86)         8,354           (626)
                                                                         --------        --------       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     3,954          (3,475)        (4,405)           (76)

CASH AND CASH EQUIVALENTS AT THE
     BEGINNING OF THE PERIOD                                                1,682          13,103         10,041          9,704
                                                                         --------        --------       --------       --------

CASH AND CASH EQUIVALENTS AT THE
     END OF THE PERIOD                                                   $  5,636        $  9,628       $  5,636       $  9,628
                                                                         ========        ========       ========       ========

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED

Note 1 - Summary of Accounting Policies

Steck-Vaughn Publishing Corporation (the Company) was incorporated on March 10, 1993, as a wholly-owned subsidiary of National Education Corporation.
Effective April 2, 1993, National Education Corporation made a capital contribution of all of the stock of Steck-Vaughn Company (SVC) to the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Steck-Vaughn Company, SV Distribution Company (dba Summit Learning,), and Edunetics Ltd. and Edunetics Corporation (together referred to as "Edunetics" herein).

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

The Company follows Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all such costs are capitalized and amortized over the estimated economic life of the product. These capitalized costs will increase with the addition of more software-based training and education products.

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

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED

Note 2 - Investments


                                                 Sept. 30   December 31,  Sept. 30,
       (amounts in thousands)                       1996        1995         1995
                                                 ----------------------------------
       Available-for-sale securities             $ 1,399      $ 1,748       $ 1,846
       Held-to-maturity securities                  --          1,000         3,200
                                                 ----------------------------------
                                                   1,399        2,748         5,046
       Less securities classified as cash
       equivalents
                                                    --         (1,000)       (3,200)
                                                 ----------------------------------

       Total marketable securities               $ 1,399      $ 1,748       $ 1,846
                                                 ==================================

During the nine months ended September 30, 1996 and 1995, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3 - Inventories and Supplies


                                       Sept. 30,    December 31,   Sept. 30,
       (amounts in thousands)            1996           1995          1995
                                       -------------------------------------
       Finished Goods                  $18,341        $17,111        $14,618
       Work in process                      79             81             40
       Raw materials and supplies          694            907            855
                                       -------------------------------------
Total                                  $19,114        $18,099        $15,513
                                       =====================================

The balance in inventories and supplies has increased due to the acquisition of several new products and lines of business during the past twelve months.

Note 4 - Business Combinations

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and the Company's bank line of credit. The acquisition was accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was written off in the second quarter of 1996 as required by generally accepted accounting principles. As a result of the acquisition, acquired intangible assets increased $7,165,000, consisting primarily of goodwill, and will be amortized over a weighted average life of approximately ten years. In addition, net deferred tax assets of $1,600,000 were recorded in conjunction with the acquisition.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Three Months Ended        Nine Months Ended          Percentage change
                                                    September 30,             September 30,         From Prior Year Period
                                                  1996          1995       1996           1995      Q3 1996       YTD 1996
                                                --------      --------   --------       ---------  ---------     -----------
NET REVENUES:
Steck-Vaughn Core Business Revenues
     Elementary/High School                       56.6%         69.5%      49.1%          61.4%       29.4%         13.1%
     Adult Education                              14.7          16.6       16.5           21.2        41.4          10.0
     Library                                      15.2          13.9       19.5           17.4        74.5          59.1
                                                 -----         -----      -----          -----
                                                  86.5         100.0       85.1          100.0        37.6          20.4

Summit Learning revenues                           8.3           --        10.6            --          --            --
Edunetics revenues                                 5.2           --         4.3            --          --            --
                                                 -----         -----      -----          -----

TOTAL NET REVENUES                               100.0         100.0      100.0          100.0        59.1          41.4


     Product cost and fulfillment                 27.1          24.5       29.7           26.7        75.8          57.2
                                                 -----         -----      -----          -----

GROSS PROFIT                                      72.9          75.5       70.3           73.3        53.7          35.7

     Product development                          10.9          10.1       14.2           13.7        71.3          46.0
     Selling and marketing                        30.1          31.9       31.1           31.2        50.4          40.8
     General and administrative                    7.8           5.2        7.7            7.6       137.3          44.5
     Provision for doubtful accounts               0.2           0.2        0.1            0.2        52.9          16.9
     Amortization of acquired
         intangible assets                         1.7           0.9        2.1            1.2       200.5         146.8
     Write-off of acquired in-process
         research and development costs            --            --         6.2            --          --            --
                                                 -----         -----      -----          -----

OPERATING INCOME                                  22.2          27.2        8.9           19.4        30.1         (35.1)

     Interest income                               0.4           2.4        1.1            2.7       (76.2)        (43.4)
     Interest expense                             (1.0)         (0.2)      (0.9)          (0.3)      516.3         302.0
                                                 -----         -----      -----          -----

INCOME BEFORE INCOME TAXES                        21.6          29.4        9.1           21.8        17.2         (41.0)

     Income taxes                                 (8.2)        (11.2)      (5.8)          (8.3)       17.0          (0.7)
                                                 -----         -----      -----          -----

NET INCOME                                        13.4%         18.2%       3.3%          13.5%       17.3         (65.7)
                                                 =====         =====      =====          =====


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

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES


     NET REVENUES BY PRODUCT LINE                      Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
             (amounts in thousands)                     1996         1995         1996          1995
                                                     --------------------------------------------------
      Steck-Vaughn Core Business:
         Elementary and High School (El/Hi)          $18,330       $14,167       $32,482        $28,731
         Adult Education                               4,771         3,373        10,931          9,936
         Library                                       4,941         2,832        12,932          8,130
                                                     --------------------------------------------------
                                                      28,042        20,372        56,345         46,797

      Summit Learning                                  2,691          --           7,025           --
      Edunetics                                        1,686          --           2,806           --
                                                     --------------------------------------------------

         TOTAL                                       $32,419       $20,372       $66,176        $46,797
                                                     ==================================================


The above revenues reflect Steck-Vaughn's actual shipments for the quarter ended September 30, 1996, including $3,200,000 of shipments in the third quarter related to orders in backlog at the end of the second quarter which could not be shipped then due to problems encountered in the implementation of a new warehouse management system. These orders would have been shipped in the second quarter had the difficulties in implementing the new warehouse management system not occurred. Accordingly, management believes that analysis of the revenues for the period is more meaningful on a pro forma presentation basis reflecting the exclusion of the $3,200,000 of unshipped orders as set forth below.

The following table presents revenues as if the $3.2 million of excess backlog of shippable orders had been shipped by June 30, 1996.


     NET REVENUES BY PRODUCT LINE
          (EXCLUDING SECOND QUARTER EXCESS BACKLOG)                      Three Months Ended
                                                                            September 30,             Percentage
             (amounts in thousands)                                     1996             1995           Change
                                                                  -------------------------------------------------
          Steck-Vaughn Core Business:
             Elementary and High School (El/Hi)                        $16,474         $14,167            16.3%
             Adult Education                                             4,124           3,373            22.3
             Library                                                     4,244           2,832            49.9
                                                                       -----------------------
                                                                        24,842          20,372            21.9
         Summit Learning                                                 2,691            --               --
         Edunetics                                                       1,686            --               --
                                                                       -----------------------
                       Total                                           $29,219         $20,372            43.4%
                                                                       =======================

Revenues increased 59.1% for the three-month period and 41.4% for the nine months ended September 30, 1996. Of the 59.1% increase for the quarter, 21.5% is attributable to the acquisition of Summit Learning and Edunetics, 15.7% is due to the carryover into the third quarter of the second quarter's excess backlog, and 21.9% is attributable to the increase in the third quarter of the Company's core business.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION



FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

El/Hi sales increased 29.4% (16.3% without the excess backlog) during the third quarter, as compared to last year, as sales of traditional skills and test preparation products continued to be strong. This growth was driven by the continued interest among educators in returning to basic skills instruction. Best selling products in the El/Hi market segment address such key curriculum areas as phonics, spelling, reading, math, science, and social studies. The strong performance of test preparation and assessment products, bolstered by the product line acquired from Berrent Publications, Inc. in November 1994, reflects the increased use of standardized tests in public schools.

Sales of adult education products increased 41.4% (22.3% without the excess backlog) due to the the acquisition of the Educational Development Laboratories, Inc. (EDL) technology product in October 1995. EDL offers a broad range of computer-based educational materials for adult and high school students designed to teach basic reading, writing, and vocabulary skills.

Library sales continued their dramatic increase, with sales for the third quarter up 74.5% (49.9% without the excess backlog) compared to the prior year. Exclusive distribution agreements entered into in 1995 and early 1996 with Wayland Publishers, Abdo and Daughters, and Larousse Kingfisher Chambers, Inc., were responsible for much of the increase. The release of two major revised Steck-Vaughn series, the 53-volume Portrait of America and the 24-volume Raintree Illustrated Science Encyclopedia, also contributed to the increase.

With the growth of the library product line, the Company restructured its sales force during the third quarter to expand its coverage of the library market. The Company has engaged 97 independent sales reps to carry the Company's entire library product line, allowing the Company's dedicated sales force to focus exclusively on the elementary curriculum and newly-acquired Edunetics lines.
In addition, the Company expanded its telemarketing sales force, creating rep teams for each of its three main library product lines.

Summit Learning sales during the third quarter of $2,691,000 were incremental to the Company, following the acquisition of Summit in December 1995. Summit's direct response marketing channel enables the Company to increasingly reach decision makers at every level within the schools. The Company has added selected Steck-Vaughn print and Edunetics Interactive CD-ROM products and included significant new product in the Summit catalogs. The Young Explorers catalog is distributed to consumers in the fall to coincide with holiday gift buying, providing entry to the home market for the Company.

Edunetics revenue was attributable primarily to contractual obligations for systems installations. During the third quarter, Edunetics recognized its first revenue under the three-year, $3.4 million contract entered into in June 1996 with the Detroit public school system to provide Edunetics' proprietary educational software programs to 60 schools within the district.

Steck-Vaughn acquired Edunetics Ltd. in April 1996 to expand the Company's offerings in the educational software market. Edunetics' catalog of software products offers comprehensive computer-based product lines in science and math, including eight new titles launched in the summer of 1996.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PRODUCT COST AND FULFILLMENT EXPENSE

Product cost and fulfillment expense as a percentage of revenues increased for the three-month period and nine-month period ended September 30, 1996, as compared to 1995, primarily due to the inclusion of the Summit Learning business for the first time. Product cost and fulfillment for the Company's core business (excluding Summit and Edunetics) for the three months ended September 30, 1996, represented 24.6% of core business revenues as compared to 24.5% for the same period in the previous year. Increases in the cost of print products resulted from the increase in products acquired through distribution agreements, as opposed to internal development, and the increased use of wholesalers to sell library titles. These cost increases were offset by the increased sales of technology and testing products, which carry higher gross margins, and the decline in royalty expense due to the increase in products acquired through distribution agreements. Fulfillment expenses were also higher due to increases in labor costs necessary to implement the new warehouse management system and eliminate the backlog. Summit Learning's product and fulfillment costs, at 60.3% of revenues, reflect the non-proprietary nature of the product line.

PRODUCT DEVELOPMENT EXPENSE

The following table reconciles product development investment to product development expense for each of the periods indicated:


                                              Three Months Ended                           Nine months Ended
                                                 September 30,        Percentage             September 30,          Percentage
     (amounts in thousands)                    1996         1995        Change            1996           1995         Change
                                           ---------------------------------------    -------------------------------------------
     Product development investment          $  3,846     $  2,355      63.3%            $ 10,020     $  6,492           54.3%
     Plant costs capitalized                   (1,383)      (1,091)     26.8               (3,389)      (2,376)          42.6
     Plant costs amortized                      1,081          805      34.3                2,777        2,328           19.3
                                             ---------------------                       ---------------------

     Product development expense             $  3,544     $  2,069      71.3             $  9,408     $  6,444           46.0
                                             =====================                       =====================


Product development investment for the three months and nine months ended September 30, 1996, increased over 50% as compared to the prior year. The higher cost is attributable to the inclusion of the Company's recently-acquired product lines, EDL and Edunetics, and the expansion of the library line. Amortization costs increased due to higher sales as the amortization rate is a function of product shipped.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SELLING AND MARKETING EXPENSE

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:


                                                 Three Months Ended                         Nine Months Ended
                                                   September 30,         Percentage           September 30,           Percentage
     (amounts in thousands)                   1996             1995        Change          1996             1995        Change
                                            ----------------------------------------     ---------------------------------------
     Selling and marketing costs             $ 6,843         $ 4,563         50.0%        $19,757       $14,392         37.3%
     Selling and marketing deferred            2,929           1,935         51.4             802           210        281.9
                                             -----------------------                      ---------------------

     Net selling and marketing expense       $ 9,772         $ 6,498         50.4         $20,559       $14,602         40.8
                                             =======================                      =====================

Selling and marketing costs increased for the three months and nine months ended September 30, 1996, as compared to the prior year, due to higher commissions resulting from increased revenues and the expansion of the telemarketing sales force. Costs for the year are also up due to higher catalog expense. Catalog costs increased as the Company circulated two new smaller catalogs targeted to specified audiences during the first quarter, accelerated the recognition of catalog expenses in accordance with the Company's adoption of the new accounting standard, and acquired Summit Learning, a catalog marketer, in December 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased in the third quarter due to the inclusion of $861,000 in costs attributable to the change in chief executive officers at the Company. This non-recurring expense included obligations under the previous CEO's employment contract as well as expenses incurred in the employment of the new chief executive. General and administrative expenses also increased during the third quarter with the inclusion of Edunetics' operations for a full quarter.


OPERATING INCOME BY SEGMENT

                                          Three Months Ended         Nine Months Ended         Percentage of Revenue
                                             September 30,             September 30,                Year-To-Date
           (amount in thousands)         1996         1995            1996        1995           1996          1995
                                      -------------------------   -------------------------   -------------------------
           Steck-Vaughn Core Business   $  7,965    $  5,528         $ 11,154    $  9,079          19.8%         19.4
           Summit Learning                  (156)       --               (356)       --            (5.1)          --
           Edunetics                        (617)       --               (805)       --           (28.7)          --
                                        --------------------         --------------------

                                           7,192       5,528            9,993       9,079          15.1          19.4
           Write-off of research
                and development             --          --             (4,100)       --
                                        --------------------         --------------------

           Operating Income             $  7,192    $  5,528         $  5,893    $  9,079
                                        ====================         ====================



     Operating income as a percentage of revenues for the nine months ended September 30, 1996, as compared to 1995, was up slightly for Steck-Vaughn Company due to economies resulting from the increase in sales. The operating results of Summit and Edunetics reflect the transition phase of both divisions.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Operating income for Steck-Vaughn's Core Business for the three months ended September 30, 1996, excluding the estimated income from the pro forma sales attributable to the excess backlog at the end of the second quarter, was $6,525,000 versus $5,528,000 for the third quarter last year, an increase of 18.0%.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense increased due to the acquisitions of Edunetics in April 1996 and substantially all of the assets of EDL in October 1995 and Summit Learning in December 1995.

INTEREST INCOME AND EXPENSE

Interest income for the three-month period ended September 30, 1996, was lower than the previous year, reflecting the use of all excess cash-on-hand to fund the three recent acquisitions and the retirement of the Company's line of credit agreement with National Education Corporation. Interest expense for the three months ended September 30, 1996, was higher than the prior year due to advances made on the Company's bank line of credit to fund the acquisition of Edunetics and to the debt incurred in the acquisition of EDL.

INCOME TAXES

Income tax expense for the three-month and nine-month periods ended September 30, 1996, was accrued at 38% of income before income taxes excluding the write-off of acquired in-process research and development costs, which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations, and the Company's bank line of credit. At September 30, 1996, the Company had $7,035,000 in cash and marketable securities. The Company's uses of cash include product development, capital expenditures, working capital requirements of the Company, and selected acquisitions of complementary businesses and product lines.

The Company maintains a revolving bank credit agreement, the amount of which was increased to $15,000,000 and the maturity date of which was extended to June 10, 1998 during the first quarter of 1996. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. The bank credit agreement replaced the Company's borrowing ability from National Education Corporation pursuant to an intercompany agreement. At September 30, 1996, $10,000,000 was outstanding under the bank credit facility.

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

In conjunction with the acquisition of EDL, the Company issued a note to the seller of approximately $1,900,000 with interest at 6% payable quarterly and principal due on February 28, 1997.

Under the revolving loan agreement between the Company and National Education Corporation, National Education Corporation had the ability to borrow up to $5,000,000 from the Company. On July 25, 1996, National Education Corporation paid the loan in full and terminated the revolving loan agreement.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net cash flow from operating activities for the three months ended September 30, 1996, of $2,813,000 was $1,678,000 higher than the prior year period. The increase resulted from the decrease in inventories attributable to the higher level of sales and the decrease in prepaid marketing costs attributable to seasonal fluctuations in deferred sales and catalog expense. This increase was partially offset by the increase in receivables resulting from the 59.1% increase in revenues.

Net cash outflow for operating activities for the nine months ended September 30, 1996, was $4,061,000 compared to net cash inflow of $2,157,000 for the prior year period. The decrease is primarily attributable to the increase in receivables resulting from the increase in revenues.

In May 1994, the Company announced a program to repurchase up to 500,000 shares of its common stock. As of September 30, 1996, 255,000 shares had been repurchased for an aggregate amount of $1,833,000, increasing National Education Corporation's ownership to 83.1% of the common stock of the Company. The Company has not repurchased any of its shares during 1996.

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

    10.17 Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (18)

    10.18 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 29, 1996. (19)

    10.19 Second Renewal and Extension Agreement between the Company and National Education Corporation, effective March 31, 1996. (20)

    10.20 Second Amendment to Stock Option Agreement between the Company and National Education Corporation, effective March 31, 1996.
                 (21)

    10.21 Office lease, dated April 26, 1996, between Quarry Lake Business Center, Ltd. as landlord, and Steck- Vaughn Company, as tenant, for the Company's principal offices in Austin, Texas, beginning November 1, 1996. (22)

    10.22 Third Renewal and Extension Agreement between the Company and National Education Corporation, effective June 30, 1996. (23)

    10.23 Third Amendment to Stock Option Agreement between the Company and National Education Corporation, effective June 30, 1996.
                 (24)

    10.24 Employment Agreement between the Company and Anita Kopec, dated September 10, 1996. (25)

    11.1         Statement re Calculation of Earnings Per Share. (25)

    27.1         Financial Data Schedule. (25)

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

(22) Incorporated by reference to Exhibit 10.21 in the Company's Form 10-Q, for the quarterly period ended June 30, 1996 filed with the Securities and Exchange Commission on August 13, 1996.

(23) Incorporated by reference to Exhibit 10.22 in the Company's Form 10-Q, for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

(24) Incorporated by reference to Exhibit 10.23 in the Company's Form 10-Q, for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

(25)     Filed herewith.

(b) A Form 8-KA was filed on July 9, 1996, reporting certain financial information related to the Company's acquisition of all of the stock of Edunetics Ltd.

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STECK-VAUGHN PUBLISHING CORPORATION


Date:  November 7, 1996                      By   /s/  FLOYD D. ROGERS
                                                  ------------------------------
                                                  Floyd D. Rogers
                                                  Vice President, Finance and
                                                  Chief Financial Officer

                                  STECK~VAUGHN
                             PUBLISHING CORPORATION




                                 EXHIBIT INDEX


      EXHIBIT NO.       EXHIBIT                                                     PAGE NO.
      -----------       -------                                                     --------
         10.24          Employment Agreement Between the Company and Anita
                        Kopec, dated September 10, 1996.                             20

         11.1           Statement re Calculation of Earnings Per Share.              24

         27.1           Financial Data Schedule.                                     25