Form 10-K405
period 1996-12-31
STECK VAUGHN PUBLISHING CORP
filed 1997-03-31
CIK 904081

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to ___________

                         Commission File Number 0-21730

                      STECK-VAUGHN PUBLISHING CORPORATION

              (Exact name of registrant as specified in charter)

                 Delaware                             33-0556929
        (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)                identification no.)

         4515 Seton Center Parkway, Suite 300, Austin, Texas 78759-8365
               (Address of principal executive offices)      (zip code)

      Registrant's telephone number, including area code:  (512) 343-8227

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

    Common stock, $.01 par value                The Nasdaq National Market

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant based on the average bid and asked prices of such stock as of February 28, 1997, was $28,005,662.

      The number of shares of registrant's Common Stock outstanding as of February 28, 1997, was 14,345,917.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from material that will be filed with the Securities and Exchange Commission within 120 days of registrant's fiscal year end (December 31, 1996), as part of a Proxy Statement for the registrant's Annual Meeting of Stockholders to be held May 29, 1997.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

General

Steck-Vaughn Publishing Corporation (the "Company") is one of the nation's largest publishers of supplemental educational materials used in elementary, secondary and adult education. The term "supplemental materials" traditionally refers to softcover, curriculum-based books, workbooks and other support materials that are used in conjunction with or instead of hardcover basal textbooks. More recently, "supplemental materials" often includes educational computer software programs. The Company also is a significant publisher and distributor of reference books for the children's and young adult library market.

National Education Corporation, a Delaware corporation, ("NEC") is the parent corporation and owner of 83% of the Company. The Company was incorporated in Delaware on March 10, 1993, as a wholly owned subsidiary of NEC. Steck-Vaughn Company, a Delaware corporation, was acquired by NEC in 1979 and was a direct wholly owned subsidiary of NEC from that time until April 2, 1993, when NEC contributed the capital stock of Steck-Vaughn Company then held by NEC to the Company. Steck-Vaughn Company, together with its predecessors, has been a publisher of educational materials since 1936. The Company itself is a holding company. The business of the Company is conducted by its subsidiaries, Steck-Vaughn Company, SV Distribution Company, Edunetics Corporation and Edunetics Limited. (See "Notes to Consolidated Financial Statements", Note 1.) In July 1993, the Company closed an initial public offering of 2,668,000 shares, then constituting 18.3% of the Company's outstanding shares. During 1994 the Company announced a program to repurchase in the public market up to 500,000 shares of its Common Stock; as of December 31, 1995, the Company had repurchased 255,000 shares in open market transactions, effectively raising NEC's ownership of the Company's stock from 81.7% to 83.1%. No additional shares were repurchased by the Company in the year ended December 31, 1996.

Company Developments in 1996

The following is a discussion of significant developments in the Company's business in the year ended December 31, 1996. A discussion of the Company's results of operations for 1996 appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15 below.

The Company's performance was strong in 1996 in its traditional print-based product lines in the Company's three business segments: elementary/high school education ("El/Hi"), adult education and library. Additionally, the Company made significant efforts in 1996 to strategically position itself as a significant publisher of educational software products for the school marketplace. The Company believes that these efforts are important to the continuing success of the Company's business as educators increasingly use technology-based supplemental materials in addition to, and in conjunction with, traditional print-based materials.

In May 1996, the Company acquired Edunetics Ltd. ("Edunetics"), an Israel corporation that develops, markets and supports instructional software for grades K-12. The Edunetics product line consists of nearly 1,000 hours of curriculum-based computer software in the areas of science and math. In addition, Edunetics' expertise in the development of educational software products adds to the Company's product development capabilities enabling the Company to develop multiple-media products integrating both print and software formats in the preparation of curriculum-based content. In June 1996, Edunetics launched its first eight multimedia CD-ROM titles as part of a 30-program series to cover the K-5 integrated math, science and social studies curriculum. (See "Principal Products -Elementary and Secondary Education Market.")

In September 1996, Anita Kopec replaced Roy E. Mayers as President and Chief Executive Officer of the Company. The selection of Ms. Kopec was based on her many years of experience in publishing educational materials, particularly including educational software products for the school market. In addition, in January 1997, Ms. Kopec hired a new Executive Vice President-Research and Development and a new Vice President-Marketing of the Company. Both of these new officers have previous experience in the development and/or marketing of educational technology products. (See "Executive Officers of the Company.")

In the fourth quarter of 1996, the Company realigned its sales force in part to strengthen the Company's marketing of its software-based products. The Company entered into agreements with 99 independent sales representatives nationwide to focus solely on the Company's library segment which experienced dramatic growth in 1996, thereby allowing the Company's traditional sales staff to concentrate more on marketing the Company's expanding line of technology-based products. Additionally, in January 1997, the Company hired six new account specialists with previous software sales experience to further strengthen the Company's ability to successfully market its software products. (See "Principal Methods of Distribution.")

The Company continued its efforts in the year to increase its market share through indirect channels. In December 1995, the Company acquired substantially all of the assets of Summit Learning, Inc. ("Summit"), a well-established direct response marketing company with sales aimed at classroom teachers and other key site-based decision makers as well as consumers and focusing primarily on math and science manipulatives and kit-based products. In 1996, the Company expanded the product offerings in the Summit catalogs to include products proprietary to the Company as well as additional non-proprietary products and increased the quantity of Summit catalogs mailed. (See Principal Methods of Distribution - Catalog Sales, Advertisements and Exhibits.") In January 1997, a new General Manager of Summit was hired by the Company to continue expanding this channel of distribution.

Principal Markets

Approximately 52 million El/Hi students currently attend more than 106,000 public and private elementary and secondary schools throughout the country. Another 4.0 million adult education students take courses at numerous public high schools, community colleges, adult learning centers, correctional facilities, and other public and job site locations. There are approximately 16,000 public libraries and branches that contain reference materials for El/Hi students, in addition to the libraries located in schools.

Elementary and Secondary Education

El/Hi education has undergone significant changes over the last quarter century. The range of skill levels and educational needs of classroom populations has become increasingly diverse. School systems are facing larger class sizes, curtailment of stand-alone special education and remedial programs and, in some parts of the country, large non-English speaking immigrant populations. At the same time, teachers have become better trained and more innovative, recognizing the need to tailor instructional materials to the abilities of individual students rather than to the class as a whole. School administrators are facing budgetary constraints that limit the amount of funds available for educational materials, yet increasingly are being held accountable by concerned parents for the quality of the education their children receive. As a result of the foregoing, educators are employing new teaching methods and philosophies. The Company believes that supplemental materials are more adaptable to these new methods and philosophies than are traditional hardcover basal textbooks which typically are written to meet the skills and educational needs of "average" students within a given grade level.

      Additionally, the instructional materials marketplace has continued its trend toward site-based selling, as more personnel at the school and facility level, including individual teachers, have become involved in the purchasing decisions for educational materials. Also, there is a trend in El/Hi education toward returning to skills-based instruction in such areas as spelling, math and reading as well as an increased emphasis on testing and assessment.

Adult Education

Adult education programs in the United States continue to be important due to a variety of factors, including high adult illiteracy rates, the large number of high school dropouts who need to establish qualifications for job opportunities or college enrollment, the growth in the number of immigrants who need to develop English language skills in order to integrate into American society, and the large pool of underskilled workers who need education programs in order to obtain employment or improve their job opportunities. These programs are designed to provide adults with a broad range of educational opportunities including basic education in reading, writing and math, occupational training for career enhancement or career change, and daily living skills.

Library

School and public libraries are continually seeking books specifically designed for use by students at varying levels. As in the El/Hi market, there has been a shift in purchasing decisions from the district level to the school level, with librarians having increasing responsibility for the buying decisions to support classroom needs. The Company believes that multicultural, high interest, visually pleasing library materials for all levels of readers are attractive to librarians seeking to expand their fiction and nonfiction collections.

Principal Products

The Company publishes and distributes supplemental educational materials used in elementary, secondary and adult education as well as hardcover reference books for the children's and young adult library market. The supplemental materials span all ages, learning needs and subject areas and are multicultural in presentation. For elementary and secondary students, the Company's products encompass most curriculum areas, not only for mainstream students, but also for children with remedial and special needs. The hardcover library books, which mostly cover contemporary nonfiction topics, are presented at levels that enable students in kindergarten through high school to research select areas of current curricula. The Company's products may be used with the products of basal textbook publishers; however, the Company does not develop or market its products in conjunction with these publishers.

Elementary and Secondary Education Market

The Company's supplemental materials in the El/Hi market support the instruction of reading, language arts, test preparation and assessment, social studies, science, history, geography, mathematics, literature and health. The Company's principal products in this market include the following:

      READING

      Steck-Vaughn Phonics is a five-book series with five teacher's editions and picture cards for grade levels K-4. The series builds reading and language skills through phonics analysis, structural analysis, dictionary clues and context clues.

      Pair-It Books(TM), released in 1996, is a 50-book series with ten Big Books, ten audio cassettes and a teacher's guide for grade levels K-2. The series pairs fiction and nonfiction books with high interest topics emphasizing language and phonics concepts.

      LANGUAGE ARTS

      Steck-Vaughn Spelling is an eight-book softcover series with activity masters for grade levels 2-8, comprehension masters for grade levels 7-8, and eight teacher's editions. The series teaches spelling in the context of reading, writing, and language arts and supports all major basal reading and language arts programs.

      Vocabulary Connections is an eight-book series with correlated software for grade levels 1-8 that presents a content-area approach to vocabulary development.

      Language Exercises includes an eight-book series with a review book and nine teacher's guides for grade levels 1-8 that emphasize language mechanics, writing and study skills.

      TEST PREPARATION AND ASSESSMENT

      Test Best(R) is a multiple-book series with teacher's editions for grade levels K-8 that is a test-preparation program proven to boost scores on the California Achievement Tests (CAT/5)(R), the Iowa Test of Basic Skills(R), the Stanford Achievement Test(R), the Comprehensive Tests of Basic Skills(R) and the Metropolitan Achievement Tests (MAT 7)(R).

      Strategies for Success is a Steck-Vaughn/Berrent Publications multiple-book series with teacher resource books for grade levels 2 through high school that is a test preparation and skills improvement program covering five levels in reading, writing and mathematics.

      Soaring Scores on the CTB Reading Test is a six-book series for grade levels 3-8 that is a test preparation and skills improvement program covering six levels in reading comprehension.

      SOCIAL STUDIES

      Go West! The Homesteader's Challenge(TM) is an Edunetics interactive multimedia CD-ROM product and printed user's guide for grade levels 4-8 that simulates pioneer life and supports curriculum objectives in social studies as well as in the areas of language arts, mathematics, geography, economics, science and technology. In December 1996, the product received the Newsweek Editors' Choice(TM) award as one of the 50 best in children's CD-ROM products.

      America's Story is a two-book softcover series, also available as a one-book hardcover edition, with a teacher's guide and teacher's resource binder presenting current American history content for students with limited reading skills in grade levels 5-10.

      SCIENCE

      Message in a Fossil: Uncovering the Past(TM) is an Edunetics interactive multimedia CD-ROM product and printed user's guide for grade levels 1-7 that simulates a paleontologist's excavation site and supports science curriculum. In 1996, the product was recognized by "Technology and Learning" magazine as one of the top 50 software titles in the U.S.

      The Wonders of Science is a six-book series plus six teacher's editions for grade levels 7-12 presenting a complete core science program for students with limited reading skills.

Adult Education Market

The Company's extensive line of adult education products covers a wide range of adult learning needs, including General Education Development ("GED"), Adult Basic Education ("ABE"), English as a Second Language ("ESL") and general self-improvement and job skills programs. The Company believes it is the only publisher of adult education materials offering "one-stop shopping" for all adult educational material needs.

In 1996, the Company's adult education product line benefitted from the addition of the Educational Development Laboratories, Inc. ("EDL") product line, which offers computer-based instructional programs in the areas of basic reading, vocabulary and writing for adult and secondary students complementary to the Company's Pre-GED and

GED software products. The Company acquired substantially all of the assets of EDL in October 1995. The Company's principal products in the adult education market include the following:

      GED

      The Company sells a comprehensive line of GED materials including pre-GED and GED test preparation materials and is the exclusive distributor of the official GED Practice Tests sanctioned by the GED Testing Service of the American Council for Education.

      Pre-GED 2001(TM) and GED 2000 are software versions of the Company's pre-GED and GED preparatory materials, respectively. GED 2001(TM), a newly revised version of GED 2000, will be released in 1997.

      ESL

      Real-Life English is a five-book series with four workbooks, five sets of audio cassettes and five teacher's editions for adults and young adults with limited or no English reading skills presenting an interactive approach to language and life skills.

      LITERACY

      Learning 100(R) and Learning 100(R) On-Line, Steck-Vaughn-EDL products, are print and interactive software materials, respectively, that are sold individually or together and present an integrated language system teaching vocabulary words and corresponding language skills at ten reading levels enabling secondary and adult learners to acquire higher-level communication and thinking skills.

      Reading Strategies Software, a Steck-Vaughn-EDL product, is a software-based reading comprehension program, including vocabulary and spelling skills, covering nine reading levels.

Library Market

The Company's library product offerings include encyclopedias, a complete atlas of the world, and over 2,000 other titles. These products cover mostly nonfiction topics reflecting current curricula, including social studies, science and health, as well as some fiction, classics and the arts. The Company's library offerings are presented at levels that enable students in kindergarten through high school to research and understand various topics in selected areas of curriculum and instruction. Many of the library products address contemporary issues, such as the environment, social pressures, and culture. Others provide hands-on science experiments for children primarily in kindergarten through grade eight.

Many of the Company's library products are offered pursuant to exclusive distribution agreements with other library publishers. In 1996, the Company entered into an agreement with Wayland Publishers Limited ("Wayland"), one of England's largest library and reference publishers, granting the Company exclusive distribution rights in the United States and, as of January 1997, Canada for Americanized editions of 200 pre-existing Wayland titles as well as 80 new Wayland titles to be released each year during the next five years ("New Titles"). Under this unique arrangement, the New Titles will be co-developed by Wayland and the Company, and the Company will own the copyrights to the New Titles in the United States.

In September 1995, Steck-Vaughn entered into an exclusive distribution agreement with Abdo & Daughters ("Abdo"), a small but well-respected library publisher. Abdo publishes a variety of high interest/low readability books for grades K-8. The titles include a 54-book animal series as well as many biographies and social studies topics, including a series on the Holocaust and a complete series on environmental studies. This agreement resulted in the addition of 100 Abdo titles to the Company's library product line. The Company also is the exclusive distributor to the schools and public libraries markets in the United States of the Larousse Kingfisher Chambers, Inc. line of books. This 52-title product line includes several multivolume encyclopedias and foreign language dictionaries.

The Company's principal products in the library market include the following:

Portrait of America, newly revised for the 1996 school year, is a 53-book reference collection for ages 9-13 presenting comprehensive profiles of each of America's 50 states and certain territories focusing on the history, economy, culture and future.

Raintree Steck-Vaughn Illustrated Science Encyclopedia, newly revised for 1997, is a comprehensive 24 volume resource on science, nature and technology for ages 9-15 that meets the National Science Education Standards developed by the National Research Council and the Benchmarks for Science Literacy developed by the American Association for the Advancement of Science.

Remarkable World, newly launched in 1996 as a result of the Company's agreement with Wayland, is a 16-book series with high interest content for students ages 9 through adult with limited reading skills.

Postcards From . . ., expanded in 1996, is a 24-book series covering 24 countries around the world and describing features of each country through a "postcard" that could have been written by a child visiting that country.

Inside the NFL is a 30-book series from the Abdo collection that is a comprehensive high-interest resource on the National Football League including individual profiles on each team in the league.

Product Development

In 1996, the Company introduced the following numbers of new products and product revisions: 129 new products and 25 product revisions for the elementary market; 76 new products, including 51 EDL titles, and six product revisions for the secondary and adult education markets; and 270 new titles for either new or continuing series in the library market. Each product consists of one or more components, including books, workbooks, software programs, maps, audio tapes, manipulatives, teacher's manuals and other resources.

The Company's investment in Company-sponsored product development in 1996, 1995 and 1994 totaled approximately $13.0 million, $9.0 million and $8.0 million, respectively.

New Products

In January 1997, the Company implemented a new internal organizational structure for product development under which a management team headed by a project leader is appointed and responsible for all aspects of development of a product or product line from budgeting and strategic planning to resource planning and production. This new structure enables the Company to fully integrate the research and development efforts and capabilities of Edunetics as to software-based products and the Company's development of its more traditional print-based products.

The Company generally develops products based upon extensive formal quantitative and qualitative market research and feedback about curriculum needs from teachers, school administrators, librarians and others. In the development of its print-based products, the Company typically commissions an independent writer or outside development house to author the product on a fee or royalty basis. The use of development houses allows the Company to develop a large number of product components each year while maintaining a relatively small internal production staff. Generally, manuscripts are delivered to the Company by the author or development house on a computer disk and are edited electronically. The Company's graphic designers and electronic publishing group plan the layout and prepare illustrations and photos, while editors create and revise the text. The Company utilizes a sophisticated desktop publishing network to minimize the cost and development time involved. The end product, already on a computer disk, is sent to an outside service to be transferred to film before being sent to the printer.

The majority of the Company's software-based products are developed completely internally through the coordinated efforts of the Edunetics product development staff in Israel and Plano, Texas, and the Company's product development staff in Austin, Texas. Certain of the Company's software-based products are developed utilizing outside services. Products are designed and developed to meet specific instructional objectives, maximize the use of the technology involved, integrate with the Company's print-based products either existing or under development, and appeal to a national market.

All products under development are extensively reviewed internally and tested with regional teacher focus groups to determine whether they meet the requirements of the target market. Software-based products generally are tested both with teacher groups at the Alpha stage of development (product is fully designed but not fully programmed) and with student groups in classroom settings at the Beta stage of development (product is fully programmed).

Approximately 70% of the Company's new library product offerings (other than those acquired pursuant to distribution agreements) are developed in and imported from England. The foreign publisher typically bears most of the development costs, with the Company paying a contribution to those costs, including adaptation costs, plus the cost of duplicate film and royalties. This import/conversion procedure generally costs the Company significantly less than the cost of completely developing the same product in-house.

Revisions

The Company's educational materials generally have an initial life of five to ten years. Revising a successful product and adapting it to a changing market may extend the life of the product and generate significant additional revenue for a relatively small investment. For example, one of the Company's best-selling programs, Language Exercises, first was published in the early 1940's and has been revised from five to eight times, most recently in 1994. Similarly, Wonders of Science, Steck-Vaughn GED, Steck-Vaughn Spelling, the 53-volume Portrait of America series, and the 24-volume Raintree Illustrated Science Encyclopedia recently were revised and reintroduced to the market.

Principal Methods of Distribution

National Sales Organization

The Company sells its products primarily through its more than 140-person national sales organization, of which 91 persons are field sales representatives who make direct personal contact with school district personnel, teachers, principals and adult educators. These sales personnel regularly meet with individual administrators and educators providing catalogs, sample materials and other product information for the prospective purchasers to review and soliciting feedback on the Company's products. The Company believes that having direct access to individual teachers, principals and librarians is important as purchasing decisions particularly as to supplemental educational materials increasingly are being made at the school site level rather than at the school district level. In comparison, basal textbook publishers direct their selling efforts principally to the school district level.

The field sales personnel are divided into two distinct sales groups. One group focuses on the elementary product line and the other group focuses on the high school and adult education product lines. This structure allows the sales representatives to develop and enhance their expertise as to the Company's constantly expanding line of products, focus on particular market niches and provide the Company's customers with the best possible support. In 1996, the Company's field sales representatives participated in training to better represent the Company's software-based products. Additionally, in January 1997, the Company hired six new "Curriculum Integration Specialists" to work with the Company's other sales representatives as well as independently in providing technology-based solutions and multiple-media products to larger customers with special curriculum needs. Each of these new sales specialists has experience in selling technology products to large accounts.

In addition to the Company's field sales representatives, sales personnel conduct telemarketing from the Company's offices. The telemarketing group was expanded in 1996 to include 24 people who focus solely on sales of the Company's library product line to school and public libraries; seven people who focus on sales of the Company's software-based and multiple-media products to schools; and five people who represent the Company's entire product line in states in which the Company has no regular field sales representatives.

Independent Sales Representatives

In October 1996, the Company entered into agreements with 99 independent sales representatives nationwide to represent the Company's growing library product line to school and public libraries. The Company also has agreements with independent sales representatives and/or distributors to sell the Company's entire product line in Australia, New Zealand, the Caribbean, Mexico, Puerto Rico, Japan, South Korea, Singapore and Taiwan and to schools for dependents of U.S. military personnel in Europe, Africa and the Middle East. In Canada, substantially all of the Company's El/Hi and adult education products are distributed exclusively by Gage Educational Publishing Company, a division of Canada Publishing Corp., ("Gage") pursuant to a five-year agreement between the Company and Gage effective December 1, 1995. Also in Canada, the Company's library product line is distributed exclusively by Saunders Book Co. pursuant to a five-year agreement effective January 1, 1996. Additionally, independent sales representatives sell the Company's products to retail book stores.

The Company's independent sales representatives work on a commission basis, receiving no salary or expense reimbursement. Distributors buy the Company's products for their own account at a discount for resale to their customers. Sales to retail book stores accounted for less than 2% of the Company's 1996 revenues. Arrangements with retail book stores generally permit the return for credit of unsold products.

Catalog Sales, Advertisements and Exhibits

The Company also sells its products through direct mail and catalogs. The Company produces catalogs for each market segment as well as catalogs of the Company's technology-based products. These catalogs function both as a sales tool for the field sales force and as direct mail solicitation documents. Summit catalogs include products proprietary to the Company as well as non-proprietary products in the areas of math and science and are targeted at classroom teachers and other key site-based decision-makers. Summit's Young Explorers catalog is targeted at the consumer market. Mailings of catalogs and other product guides and promotional materials were made by the Company over 30 times in 1996, including six mailings of a total of 4,850,000 copies of Summit catalogs during the year and three mailings of a total of 1,800,000 copies of the Young Explorers catalog during the fall/winter gift-giving season. The Company anticipates increasing the number of mailings of its Summit and Young Explorers catalogs in 1997. The Company believes such direct marketing efforts complement the efforts of its national sales organization and enhance the Company's ability to reach persons making purchasing decisions at every level within each school district.

The Company places extensive advertisements in all major trade journals and trade magazines. The Company's representatives also attend more than 1,000 national, state and local exhibits and conventions annually ranging from three-hour district or countywide gatherings to national conventions at which the Company may display products for up to five days.

Manufacturing, Warehousing and Delivery

Manufacturing

The majority of the Company's books and software products are manufactured by independent companies located throughout the United States. The Company believes that it has sufficient alternative sources of manufacturing services to meet its foreseeable needs. Vendors generally are selected on the basis of competitive bidding, quality, schedules and delivery dates. To take advantage of certain manufacturing economies, several library series are manufactured outside the United States.

The availability and prices of paper are important to the Company's business. Historically, paper prices have been volatile, and the Company believes that no reasonable estimate can be made as to the potential effect of fluctuating paper prices on the Company's business in the future. Notwithstanding, the Company's continually growing product line and substantial reprint needs have enabled it to negotiate favorable prices and quantity discounts with key vendors of paper, printing and binding.

Warehousing and Delivery

The Company owns a 101,000-square-foot distribution center located in Austin, Texas, which houses its inventory of El/Hi, library and adult education materials. A new automated warehouse management system was implemented at this facility in 1996 to improve order processing and customer service. At December 31, 1996, the new system was fully operational. Additionally, the Company leases approximately 23,000 square feet of warehouse space in Ft. Collins, Colorado to meet the needs of the Summit Learning distribution operation.

The accurate and prompt fulfillment of product orders following receipt are important factors in the Company's customer service and in closing a sale. The industry norm is to ship products within one week of receipt of a customer order, and in general the Company meets or betters this timetable. The Company ships its materials to customers via common carrier and the United States Postal Service.

Due to the importance of shipping products promptly upon receipt of a customer order, the Company maintains a reasonable inventory of current products. At December 31, 1996, and at December 31, 1995, the Company had virtually no orders unshipped.

Consignment to in-state depositories often is required by those states that prohibit sale of certain educational materials unless the materials first are adopted by the state's educational authorities, a requirement more common for basal textbooks than for supplemental materials. Less than 3% of the Company's inventory currently is consigned to book depositories.

Educational Funding

Most funding for educational materials is dependent on government support from one or more sources. The purchase of supplemental educational materials by school districts generally is funded from state and local taxation revenues and, to a far lesser extent, from federal funding. The Company's sales of materials for the special education market are dependent to a significant extent on continued federal funding under the Individuals with Disabilities Education Act. Sales of adult education materials depend largely on federal funding under the Adult Education Act and the Job Training Partnership Act of 1982.

The Company and other educational materials publishers are vulnerable to reduced availability of tax revenues and resulting decreases in purchases by school administrators. However, the Company believes that the supplemental educational materials market generally has proven to be relatively resistant during contraction of educational spending as school systems look for a less expensive alternative to the hardcover textbook. The Company's library market is affected by budget cuts as expenditures for library materials often are considered a lower priority than expenditures for curriculum materials.

Competition

The market for educational materials is both highly competitive and highly fragmented. There are many other publishers of supplemental texts for the El/Hi market, adult education materials and hardcover childrens library books. The Company believes that the ability of its field sales organization to call on multiple categories of purchasers of supplemental educational materials at a single location along with extensive mailings of both Steck-Vaughn and Summit catalogs provide a competitive advantage. The Company and other supplemental publishers also compete with basal publishers for shares of the same limited school budgets.

The Company believes that the principal competitive factors in its industry are breadth and quality of product offerings, price, quality of support services and market responsiveness. Although the Company believes it competes favorably on the basis of these factors, there are competitors within each of the Company's market niches with significantly greater financial and marketing resources than the Company. For example, in the El/Hi market, the Company's competitors include Modern Curriculum Press, a division of Simon and Schuster, and SRA, a subsidiary of McGraw-Hill. In the adult education market, Contemporary Book Company, owned by the Tribune Co., and Prentice Hall/Regents Cambridge Adult Education are major competitors of the Company. Children's Press, a division of Grolier, Inc., continues to be a major supplier of library titles for school and public libraries. Competitors to Summit Learning, Inc. include Creative Publications, J.L. Hammett, and Delta Education, Inc.

Seasonality of Business

A disproportionate amount of the Company's sales are made in the third quarter of the calendar year because most of the Company's customers purchase educational materials in the summer months in anticipation of classes commencing in the fall. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") There is no customer to whom sales are made in an amount which exceeds 5% or more of the Company's annual net revenues.

Copyrights and Trademarks

The Company holds copyrights in substantially all of its books, software products and other educational materials. Many of these copyrights are federally registered with the Copyright Office of the United States Library of Congress. Certain of the Company's educational materials are copyrighted in the names of the respective independent authors. As to copyrights owned by the Company, the term of copyright extends for 75 years from the date of first publication of the work or 100 years from the date of creation of the work, whichever is shorter. Federal registration of a copyright extends for the duration of the copyright.

Additionally, the Company owns the rights to numerous trademarks, many of which are federally registered on the Principal Register with the United States Patent and Trademark Office. Federal registration of a trademark extends for ten years and thereafter may be renewed indefinitely provided the trademark continues to be used in commerce and such use can be demonstrated to the U.S. Patent and Trademark office. The Company believes that trademark and copyright protections are important but are less significant to the Company's success than factors such as the breadth and quality of its products, the knowledge, ability and experience of the Company's personnel, its product development capabilities, its national sales force, and product loyalty from its customers.

Employees

At December 31, 1996, the Company employed a total of 580 persons of which 456 were full time and 124 were part time. The Company believes that its relations with its employees generally are good. None of its employees are unionized.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table provides information regarding executive officers of the Company as of February 28, 1997. Officers serve at the discretion of the Board.


     NAME                             AGE             PRESENT POSITION

Anita Kopec ..........................50     President, Chief Executive Officer and Director
Floyd D. Rogers.......................59     Vice President-Finance and Chief Financial Officer
Richard Y. Blumenthal.................49     Vice President-Alternate Channels
Leslie M. Ford........................47     Vice President-Editor-in-Chief
Elayne E. Schulman....................53     Executive Vice President-Research and Development
Jennie Buchanan.......................45     Vice President-Marketing
Philip C. Maynard.....................42     Vice President and Secretary
Keith K. Ogata........................42     Vice President and Treasurer
Sam Yau ..............................48     Chairman of the Board of Directors


      ANITA KOPEC has served as President and Chief Executive Officer and Director of the Company since September 1996. Also since that date, she has held the following positions: President, Steck-Vaughn Company; President, SV Distribution Company; Director, Edunetics Corporation; and Director, Edunetics Ltd. in Israel. Prior to her affiliation with the Company, from 1991-1996, Ms. Kopec served in two executive capacities at Computer Curriculum Corporation in Sunnyvale, California, a division of Simon and Schuster and the nation's largest publisher of educational software for the school market. As Vice President of Product Planning and Strategic Alliances, Ms. Kopec was responsible for the overall strategic direction for product development in the kindergarten through adult markets. As Vice President of Curriculum Development, she was responsible for the planning, conceptualization and development of several important product lines, including the "Exploreware" product line, for the kindergarten through grade 12 markets and managed nearly 200 employees in Curriculum, Multimedia and Publications. From 1990 to 1991, Ms. Kopec served as Vice President, Publisher at Globe Book Company and from 1978 to 1990, she held various managerial positions primarily in marketing and product planning and development at MacMillan/McGraw-Hill School Division in Oklahoma City.

      FLOYD D. ROGERS has served as Vice President-Finance and Chief Financial Officer of the Company since March 1993, and Vice President-Finance of Steck-Vaughn Company since February 1983, and served as Controller of Steck-Vaughn Company from 1981 to 1983.

      RICHARD Y. BLUMENTHAL has served as Vice President-Alternate Channels of the Company since January 1997. Prior to that time, he served as Vice President-Marketing of the Company since March 1993 and of Steck-Vaughn Company since September 1991. Mr. Blumenthal joined Steck-Vaughn Company in January 1990 as a marketing manager.

      LESLIE M. FORD has served as Vice President-Editor-in-Chief of the Company since March 1993 and of Steck-Vaughn Company since September 1988.

      ELAYNE E. SCHULMAN has served as Executive Vice President-Research and Development of the Company since January 1997. From 1995 to 1997, she served as Director of Math and Science Curriculum for Product Development at Computer Curriculum Corporation. From 1989 to 1995, Ms. Schulman served in two capacities at IBM Company. From 1993 to 1995, she served as Senior Planner of Interactive Television, and from 1989 to 1993, she served as Senior Project Coordinator for Eduquest, a business unit of IBM. In this capacity she was responsible for all aspects of select projects integrating curriculum and technology including the design and planning of multiple software products in the areas of math and science for the elementary and secondary markets. Ms. Schulman served as a member of the "Blue Ribbon Panel" appointed to evaluate and select schools as schools of excellence for the President and the U.S. Department of Education and is a member of the National Science Foundation Task Force on Learning and Technology in the Future. She has authored a number of publications relating to educational technology.

      JENNIE BUCHANAN has served as Vice President-Marketing of the Company since January 1997. From 1985 to 1996, she held various marketing and sales positions at MacMillan/McGraw Hill. From February 1995, she served as Director of Marketing and Field Services for Technology responsible for developing and executing marketing and public relations campaigns for technology products. From 1993 to 1995, Ms. Buchanan was a Regional Marketing Manager serving as an editorial liaison for product development. From 1989 to 1993, Ms. Buchanan served as a sales representative for that company's school division.

      PHILIP C. MAYNARD has served as Vice President and Secretary of the Company and of Steck-Vaughn Company since February 1, 1994. He also has served as Vice President, Secretary and General Counsel of NEC since February 1, 1994. During 1993, Mr. Maynard was General Counsel for Orchids Paper Products Company. From 1989 to 1993, Mr. Maynard was Chief Executive Officer and a Principal of McClellan Development.

      KEITH K. OGATA has served as Vice President and Treasurer of the Company since March 1993 and of Steck-Vaughn Company since 1987. He also is Vice President, Chief Financial Officer and Treasurer of NEC and has served as such since April 1991. He was Vice President and Treasurer of NEC from April 1989 to April 1991 and Treasurer from January 1987.

      SAM YAU has served as Chairman of the Board of Directors of the Company since May 1995. Also since that time he has served as President, Chief Executive Officer and a Director of NEC. From May 1993 to November 1994, he was Chief Operating Officer of Advacare, Inc., a medical management company. Prior to that time he was Senior Vice President of Finance and Administration for Archive Corporation (now a part of Seagate Technologies, Inc.), a computer storage
(tape) company from May 1989 to May 1993. Mr. Yau also is a Director of Powerwave, Inc.

ITEM 2.  PROPERTIES.

The Company owns a 101,000 square foot warehouse facility and a 5,000 square foot office building located on approximately 13 acres of land in Austin, Texas. The Company leases approximately 47,000 square feet of office space as its corporate headquarters in Austin. The Company also leases the following properties: approximately 23,000 square feet of warehouse space in Ft. Collins, Colorado, housing the Summit Learning distribution operation; approximately 2,400 square feet of office space in Chatham, New Jersey, housing the library division editorial staff; approximately 1,000 square feet of office space in Roslyn, New York, housing the Berrent product development and editorial staff; approximately 2,000 square feet of office space in Irmo, South Carolina housing the EDL product development and editorial staff; approximately 9,000 square feet of office space in Herzliya, Israel, housing the majority of the Edunetics product development staff; and approximately 4,000 square feet of office space in Plano, Texas, housing the remainder of the Edunetics product development staff as well as its technical support staff. The

Company believes that these existing facilities are suitable and adequate to meet its needs for the foreseeable future. (See "Notes to Consolidated Financial Statements," Notes 7, 8 and 9.)

ITEM 3.  LITIGATION.

The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

Since July 1993, the Company's Common Stock has traded in the over-the-counter market and appears on The Nasdaq National Market ("Nasdaq") under the symbol STEK. The range of reported high and low bid quotations for shares of the Company's Common Stock as reported by Nasdaq for the two years ended December 31, 1996 are set forth below:

                        1996                  1995
                        ----                  ----
QUARTER ENDED       HIGH     LOW          HIGH      LOW
-------------       ----     ---          ----      ---
March 31            10        7 3/8        6 3/4     5
June 30             14 3/4    9 1/2        8 3/4     6 1/4
September 30        12 3/4    9 3/4        8 3/4     6 1/2
December 31         12       10 1/2        8 1/4     6 3/4


The number of stockholders of record of the Company's Common Stock as of February 28, 1997, was 57. The number of record holders is based upon the actual number of holders registered on the stock transfer books for the Company at such date and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Although the Company historically has paid dividends to NEC from time to time with respect to its capital stock, the Company does not intend to pay any cash dividends with respect to its Common Stock in the foreseeable future. The Company intends to retain any earnings for use in the operation of its business.

                        ITEM 6. SELECTED FINANCIAL DATA
                (amounts in thousands, except per share amount)


                                                           FIVE-YEAR FINANCIAL HIGHLIGHTS
                                              1996           1995            1994           1993           1992
                                           ----------------------------------------------------------------------
NET REVENUES BY PRODUCT LINE
--------------------------------------
  Elementary/High School                   $ 39,820        $ 34,971        $ 31,578        $29,377       $ 24,786
  Adult Ed                                   14,048          12,677          12,934         13,817         12,547
  Library                                    16,563          10,578           9,096          9,962          7,791
                                           ----------------------------------------------------------------------
Total Core Business                          70,431          58,226          53,608         53,156         45,124

  Summit                                     10,738              --              --             --             --
  Edunetics                                   4,336              --              --             --             --
                                           ----------------------------------------------------------------------
TOTAL NET REVENUES                         $ 85,505        $ 58,226        $ 53,608        $53,156       $ 45,124
--------------------------------------     ----------------------------------------------------------------------

OPERATING INCOME                           $  7,616        $  9,499        $ 10,459        $13,074       $ 11,920
--------------------------------------

  Interest (income) expense, net                 (9)         (1,545)           (301)            33            129
  Other income*                                  --              --              --             --           (521)
  Income taxes                                4,455           4,197           4,196          4,956          4,425
                                           ----------------------------------------------------------------------

NET INCOME                                 $  3,170        $  6,847        $  6,564        $ 8,085       $  7,887
--------------------------------------     ----------------------------------------------------------------------

PER SHARE DATA **
--------------------------------------

  Earnings per share                       $   0.22        $   0.48        $   0.45        $  0.62       $   0.59
                                           ----------------------------------------------------------------------

  Weighted average shares outstanding        14,420          14,351          14,517         13,059         13,338

SELECTED FINANCIAL INFORMATION
--------------------------------------

  Net cash from operating activities       $   (835)       $  3,689        $  6,432        $13,256       $  7,242
  Product development investment             12,993           8,990           8,052          8,290          6,039
  Total assets                               84,868          69,528          59,471         56,395         39,329
  Total debt                                 10,278           3,247           1,933          2,464          3,053
  Dividends declared                             --              --              --         19,999          5,300
  Stockholders' equity                       59,684          56,294          49,516         44,670         26,809
  Return on average equity                      5.5%           12.9%           13.9%          22.6%          30.9%
  Gross profit margin                          69.7%           74.7%           74.8%          76.2%          75.4%
  Income before income taxes
    as a percentage of revenue                  8.9%           19.0%           20.1%          24.5%          27.3%

See Note 2 and Note 9 of Notes to Consolidated Financial Statements for a discussion of acquisition activity and unusual items.

* In 1992, the Company recorded to other non-operating income a gain from the sale of a warehouse facility in the amount of $521,000.

**Steck-Vaughn Publishing Corporation was incorporated on March 10, 1993, as a holding company for Steck-Vaughn Company. The consolidated financial statements include the accounts of Steck-Vaughn Publishing Corporation and its wholly owned subsidiaries, Steck-Vaughn Company, SV Distribution Company, Edunetics Corp. and Edunetics Ltd. The 1992 earnings per share and shares outstanding reflect the assumed issuance of 1,438,000 shares of Steck-Vaughn Publishing Corporation common stock that would have been required to be sold in order to settle the cash portion of the dividend declared to NEC during 1993.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

The following table sets forth for the periods indicated the percentage of revenues of certain income statement items and the percentage change in each from the prior period.

                                                       PERCENTAGE OF NET REVENUES          PERCENTAGE CHANGE
                                                         YEAR ENDED DECEMBER 31,           FROM PRIOR PERIOD
                                                     1996        1995         1994         1996        1995
                                                     --------------------------------------------------------
NET REVENUES
--------------------------------------------
  Elementary/High School                             46.6%       60.1%        58.9%        13.9%        10.7%
  Adult education                                    16.4%       21.8%        24.1%        10.8%        (2.0%)
  Library                                            19.4%       18.1%        17.0%        56.6%        16.3%
                                                     -----------------------------
Total Core Business                                  82.4%      100.0%       100.0%        21.0%         8.6%
  Summit                                             12.6%         --           --
  Edunetics                                           5.0%         --           --
                                                     -----------------------------

TOTAL NET REVENUES                                  100.0%      100.0%       100.0%        46.9%         8.6%
--------------------------------------------
  Product costs and fulfillment                      30.3%       25.3%        25.2%        75.9%         8.9%
                                                     -----------------------------

GROSS PROFIT                                         69.7%       74.7%        74.8%        37.0%         8.5%
--------------------------------------------
  Product development                                13.8%       15.3%        14.2%        32.8%        16.7%
  Selling and marketing                              32.8%       32.2%        32.6%        49.5%         7.2%
  General and administrative                          7.1%        7.6%         7.6%        36.6%         9.4%
  Provision for doubtful accounts                     0.1%        0.2%         0.2%       (41.2%)       73.9%
  Amortization of acquired intangible assets          2.2%        1.4%         0.7%       139.6%       107.3%
  Unusual items                                       4.8%        1.6%           --
                                                     -----------------------------

OPERATING INCOME                                      8.9%       16.4%        19.5%       (19.8%)       (9.2%)
--------------------------------------------
  Interest (income) expense, net                       --        (2.6%)       (0.6%)      (99.4%)      413.3%
                                                     -----------------------------

INCOME BEFORE INCOME TAXES                            8.9%       19.0%        20.1%       (31.0%)        2.6%
--------------------------------------------
  Income taxes                                        5.2%        7.2%         7.8%         6.1%
                                                     -----------------------------

NET INCOME                                            3.7%       11.8%        12.3%       (53.7%)        4.3%
--------------------------------------------         -----------------------------



A large portion of the Company's business is highly seasonal, with operating results varying substantially from quarter to quarter (see Notes to the Consolidated Financial Statements). Revenues for the Elementary/High School market are traditionally lowest in the first quarter and highest in the third quarter of the calendar year as schools purchase educational materials in summer months in anticipation of the beginning of the school year. These quarterly fluctuations are somewhat mitigated by revenues from the adult education market and library products which generally are not as subject to significant seasonality. Due to the seasonal nature of the Company's revenues, a substantial portion of selling and marketing costs are deferred and fully amortized within the calendar year to better match these costs with revenues.

1996 COMPARED TO 1995


Revenues of $85,505,000 increased 46.9% over revenues of $58,226,000 in the previous year. Growth in the Company's core business segments, coupled with the acquisitions of Summit Learning and Edunetics Ltd., led to the significant increase in revenues. Net income of $3,170,000 or $.22 per share in 1996 declined from net income of $6,847,000 or $.48 per share in 1995. The lower net income in 1996 reflects the one-time write-off of in-process research and development costs of $4,100,000, or $.28 per share, related to the acquisition of Edunetics Ltd. and $861,000, or $.04 per share, in expenses related to the change in the Company's chief executive officer in the third quarter.

Revenues from the Company's core business of $70,431,000 increased 21.0% in 1996 over 1995 revenues of $58,226,000 as all business segments continued to perform well. Sales of elementary and high school products of $39,820,000 were up 13.9% over last year as sales of basic skills products, particularly in spelling, reading comprehension and phonics, continued to reflect the renewed emphasis by educators on skills training. Testing and assessment products grew significantly, as states continued their emphasis on standardized tests to measure the performance of schools and students.

Library sales of $16,563,000 were up 56.6% as a result of the Company's distribution agreements with Wayland Publishers, Abdo and Daughters, and Larousse Kingfisher Chambers, Inc. and the employment of a new independent library sales force in the fourth quarter. Library sales were also bolstered by the release of two major product revisions in 1996: the 53-volume Portrait of America and the 24-volume Raintree Illustrated Science Encyclopedia.

Sales of products for the adult education market of $14,048,000 were up 10.8%, primarily attributable to the acquisition of the product line of Educational Development Laboratories, Inc. (EDL) in October 1995. The EDL line expanded the breadth of the Company's computer instruction product line by complementing the existing GED and Pre-GED products.

Revenue growth in the Company's core business was also supported by general price increases of 5.1% and 10.1% effective September 1, 1996 and 1995, respectively.

The catalog business of Summit Learning was acquired in December 1995 to increase the Company's market penetration in the teacher and consumer markets. Summit contributed revenues of $10,738,000 in 1996. Given the lead time in preparing a catalog for mailing, the Company had little impact on the spring 1996 catalogs. The fall catalogs, however, particularly the Young Explorers catalog mailed for the holiday gift season, showed significant gains over revenues in the fall of the prior year. The Company expects to grow this business by expanding the line to include language arts and social studies, developing more proprietary product, and including more software and print products from the Company's other lines.

Edunetics was acquired in April 1996 to strengthen the Company's position in the emerging educational software market. Edunetics revenues of $4,336,000 were primarily due to its exclusive joint development project with the Plano, Texas, Independent School District, contractual deliveries to school districts of integrated learning systems, and sales of modular product through distributors and the Company's direct sales force. Sales of Edunetics' CD-ROM products began in the latter part of the year and were introduced in retail stores in time for the holiday season. Edunetics won numerous national awards for a number of these software products.

Operating income excluding unusual items for 1996 was $11,716,000, or 13.7% of revenues, compared to $10,469,000, or 18.0% of revenues, in 1995. Operating income excluding unusual items in 1996 included non-recurring charges associated with the change in CEOs, losses from Edunetics attributable to higher product development expenses, and losses at Summit stemming from higher marketing expenses.

Product cost and fulfillment as a percentage of revenues of 30.3% increased from 25.3% in the prior year, due primarily to the addition of the Summit Learning catalog business and its sales of mostly non-proprietary products. Manufacturing costs also rose due to the increase in the sale of library titles acquired through distribution agreements as opposed to internal development as well as increased sales of library titles to wholesalers at more deeply discounted prices. Royalty costs were lower due to the development of several significant products with lower royalty rates as well as the addition of the new library lines through distribution arrangements.

Fulfillment costs increased during 1996 as the Company reengineered its primary distribution facility to significantly increase capacity, involving significant additions of material handling equipment, the reconfiguration of the flow of products between picking locations and the shipping dock, and the implementation of a new warehouse management system to enhance the Company's material handling processes. The installation necessitated additional labor to implement the system and relieve the resultant order backlog. The system is now fully operational, and the Company has realized a significant productivity improvement in its order processing rate.

The following table reconciles product development investment to product development expense for the periods indicated:



                                          YEAR ENDED DECEMBER 31,     PERCENTAGE
(amounts in thousands)                        1996        1995          CHANGE
                                          ----------------------------------------

Product development investment                 $12,993     $ 8,990       44.5%
Plant costs capitalized                         (4,508)     (3,522)      28.0%
Plant costs amortized                            3,335       3,433       (2.9)%
                                          -------------------------
Product development expense                    $11,820     $ 8,901       32.8%
                                          -------------------------


Product development investment and capitalized plant costs increased as the Company continued to expand its product offerings. The increase in investment is primarily attributable to the addition of the Edunetics and EDL product lines plus the initial development of proprietary product for the Summit catalog. Library investment also increased with the completion of the revision of the Raintree Illustrated Science Encyclopedia.

Selling and marketing expense as a percentage of revenues increased over the prior year with the addition of the Summit catalog division. Summit relies exclusively on its catalogs to generate sales, and the catalogs represent a significant expense for the division. As Summit refines its mailing list, it expects to increase the success rate of each catalog and reduce the proportionate marketing costs accordingly. Total selling and marketing expense also increased due to greater commissions attributable to both the large revenue increase and the introduction of the new independent library sales force, the expansion of the telemarketing sales force in conjunction with the increased library product lines, and the addition of several new catalogs focused on niche markets.

General and administrative expense was higher with the addition of Edunetics offices in Arlington, Virginia, and Israel as well as $861,000 of costs associated with the change in CEOs in September 1996. The provision for doubtful accounts declined relative to the prior year due to a significant charge in 1995 upon the termination of a distributor. Amortization of acquired intangible assets increased with the addition of EDL, Edunetics, and Summit.

The write-off of acquired in-process research and development costs stemmed from the acquisition of Edunetics. On April 30, 1996 the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, in the second quarter of 1996 the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was based on an independent appraisal and was written off in the second quarter of 1996.

Interest income declined for the year with the retirement of the line of credit with the Company's parent company, National Education Corporation (NEC), and the reduction in cash used in the acquisition of Edunetics. Interest expense increased as the Company borrowed under its bank line of credit partially to fund the acquisition of Edunetics.

The Company's effective income tax rate, excluding the non-deductible write-off of acquired in-process research and development costs, was 38.0% for both 1996 and 1995. The Company is a member of an affiliated group (with NEC and its other subsidiaries) that joins in filing consolidated tax returns. See Notes to the Consolidated Financial Statements.


1995 COMPARED TO 1994

Revenues of $58,226,000 increased $4,618,000 or 8.6% from revenues of $53,608,000 in the prior year. Net income for 1995 was $6,847,000 or $.48 per share compared to net income of $6,564,000 or $.45 per share in 1994. Revenue growth was supported by general price increases of 10.1% and 5.7% effective September 1, 1995 and 1994, respectively.

Revenue growth stemmed from the elementary, high school and library markets. Revenue from the elementary and high school market, up 10.7%, was bolstered by strong sales from basic skills products in spelling, math, and reading. The Company's testing and assessment products also boosted sales, enhanced by the Berrent Publications product line purchased in November 1994.

Library sales, up 16.3%, were stimulated by the Company's strong list of new titles, as well as new exclusive distribution agreements with Larousse Kingfisher Chambers, Inc. and Abdo & Daughters. Adult sales were down 2.0% due to continued federal budget constraints reducing the funding for adult education. The Company purchased the product line of Educational Development Laboratories, Inc. (EDL) in October 1995 to strengthen its future adult offerings.

Product costs and fulfillment as restated remained constant as a percentage of revenues. Manufacturing costs as a percentage of revenues rose due to the increased cost of paper and the increased sales of library titles to wholesalers at more deeply discounted prices. The Company's unusually large price increase offset much of the increase in paper cost. Royalty expense declined as a percentage of revenues due to the acquisition of product lines with lower royalty costs and the addition of the new library lines through distribution arrangements rather than internal development.

The Company has accounted for the cost of inventories using the first-in, first-out (FIFO) method, whereas in all prior years the last-in, first-out
(LIFO) method was used. The new method was adopted to provide a better means of matching current costs with current revenues. Financial statements of all prior years have been restated to apply the FIFO method retroactively.

The following table reconciles product development investment to product development expense for the periods indicated:




                                           YEAR ENDED DECEMBER 31,     PERCENTAGE
(amounts in thousands)                        1995         1994          CHANGE
                                           -----------------------------------------

Product development investment                 $ 8,990      $ 8,052        11.6%
Plant costs capitalized                         (3,522)      (3,987)      (11.7)%
Plant costs amortized                            3,433        3,562        (3.6)%
                                           -------------------------
Product development expense                    $ 8,901      $ 7,627        16.7%
                                           -------------------------


Product development investment increased as the Company continued to augment its product offerings with new and revised titles. Of particular interest is the revision of two major series scheduled for release in 1996: the 53-volume Portrait of America series and the Raintree Illustrated Science Encyclopedia. The acquisitions of Berrent Publications and EDL, whose separate development offices were retained, also contributed to the increase. Capitalized costs as a percentage of total product development investment decreased as more design work was done internally.

As a percentage of revenues, selling and marketing expense was down slightly. In nominal terms, expenses rose due to increased commissions on the higher sales volume and the adoption of the new accounting standard for amortizing catalog expenditures. The accounting change resulted in the acceleration into 1995 of costs which otherwise would have been expensed in the following year. Some cost reductions were seen in a slight reduction in the field sales force and an 18% reduction in the telemarketing sales force.

General and administrative costs were higher due to increased head count, enhancement of MIS capabilities, and nonrecurring insurance credits in 1994. The provision for doubtful accounts was higher due to a charge for a single distributor upon the termination of the distribution agreement. Amortization of acquired intangible assets increased as a result of the three acquisitions made in the last fourteen months.

Subsequent to year-end, the Company settled a lawsuit brought by a product development company in 1995. Settlement costs and legal expenses associated with the lawsuit totaled $970,000 and were included in the results of operations for the year ended December 31, 1995.

Interest income was higher due to the intercompany loan with NEC at a rate significantly higher than was being earned on fixed-income investments. Interest expense increased due to higher interest rates on the mortgage note.

The Company's effective income tax rates were 38.0% and 39.0% for 1995 and 1994, respectively. The Company is a member of an affiliated group (with NEC and its other subsidiaries) that joins in filing consolidated tax returns.
See Notes to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations, and the Company's bank line of credit. The Company's uses of cash include product development, capital expenditures, working capital requirements, and selected acquisitions of complementary businesses and product lines.

At December 31, 1996, the Company had $6,274,000 in cash and marketable securities versus $11,789,000 at December 31, 1995. The decrease was primarily attributable to the use of cash on hand to purchase Edunetics.

Cash used for operating activities in 1996 of $835,000 was $4,524,000 less than the cash generated by operating activities of $3,689,000 reported in the prior year. The decrease is primarily attributable to increases in receivables and prepaid plant costs and decreases in intercompany payables to NEC. The increase in receivables is primarily attributable to acquired receivables and revenues from Edunetics. The increase in deferred plant costs is due to the increase in product development spending.

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd. for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and the Company's bank line of credit.

Effective February 28, 1995, the Company and NEC entered into a revolving loan agreement which provided NEC the ability to borrow up to $10,000,000 from the Company from time to time. On July 25, 1996, NEC paid the loan in full and terminated the revolving loan agreement.

The Company maintains a revolving bank credit agreement, the amount of which was increased to $15,000,000 and the maturity date of which was extended to June 10, 1998, during the first quarter of 1996. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. The bank credit agreement replaced the Company's borrowing ability from National Education Corporation pursuant to an intercompany agreement. At December 31, 1996, $7,000,000 was outstanding under the bank credit facility.

The Company expects that cash, cash provided from operations, and the revolving credit facility will be sufficient to provide for investment in product development, planned working capital requirements, debt service, and capital expenditures for the foreseeable future.

Inflation had little impact on the Company's net income in 1996.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements at December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and the Report of Price Waterhouse LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-18.



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL   DISCLOSURE

The Company has no information to report in response to this item.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) The information required by Item 10 with respect to the directors of the Company is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.

         (b) The information required by Item 10 with respect to executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Company" and included in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated herein by reference from material that will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end (December 31, 1996) as part of a Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                     Page Number
                                                                     -----------

(a)   The following documents are filed as part of this report:

      (1) FINANCIAL STATEMENTS:

        Report of Independent Accountants..............................   F-1

        Consolidated Balance Sheets at December 31, 1996 and 1995......   F-2

        Consolidated Statements of Operations for each of the
          three years in the period ended December 31, 1996............   F-3

        Consolidated Statements of Cash Flows for each of the
          three years in the period ended December 31, 1996............   F-4

        Consolidated Statements of Stockholders' Equity for each
          of the three years in the period ended December 31, 1996.....   F-5

        Notes to Consolidated Financial Statements.....................   F-6

      (2) FINANCIAL STATEMENT SCHEDULES: **

        II  Valuation and Qualifying Accounts..........................  F-18

            ** Schedules numbered in accordance with Rule 5.04 of Regulation S-X. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) EXHIBITS: EXHIBITS REQUIRED TO BE FILED WITH THIS ANNUAL REPORT ON FORM 10-K ARE SET FORTH IN THE EXHIBIT INDEX ON PAGES 23 AND 24. MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS REQUIRED TO BE FILED AS AN EXHIBIT TO THIS ANNUAL REPORT ON FORM 10-K ARE DENOTED WITH AN "**" AFTER THE EXHIBIT NUMBER.

(b) No reports on Form 8-K were filed during the fourth quarter of 1996.

(c) The exhibits required by this Item are listed in accordance with Item 14(a)(3) above.

(d) The consolidated financial statements required by this Item are listed under
    Item 14(a)(2) above.

Index to Exhibits
      (Item 14(a))

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Description                                                    Page
------   -----------                                                ------------

3.1      Restated Certificate of Incorporation of the Company (1)........ *

3.2      By-Laws of the Company (1)...................................... *

4.1      Specimen of Common Stock Certificate of the Company (1)......... *

10.1 Modification and Renewal of Note, dated December 28, 1992, between NationsBank of Texas, N.A., as holder, and Steck-Vaughn Company, as borrower, secured by and as purchase money for Company's distribution center in Austin, Texas (2) ... *

10.2     Agreement, dated June 1, 1990, between the American Council on Education and Steck-Vaughn Company, granting exclusive
         license for reproduction and distribution of official GED
         Practice Tests and Addendum effective July 28, 1992 (3) ........ *

10.3     Form of Intercompany Agreement between the Company and
         National Education Corporation (4).............................. *

10.4     First Amendment to Intercompany Agreement between the Company and National Education Corporation, dated June 10, 1994 (5)..... *

10.5     Form of Tax Sharing Agreement between the Company and
         National Education Corporation (6).............................. *

10.6     Form of Indemnification Agreements between the Company and its Officers and Directors (7).................................. *

10.7  ** The Company's 1993 Stock Option Plan, as amended (8) ........... *

10.8  ** National Education Corporation Supplemental Executive
         Retirement Plan (9) ............................................ *

10.9     Revolving Line of Credit Note and Option Agreement between the Company and National Education Corporation dated February
         28, 1995 (10)................................................... *

10.10    Addendum to Agreement between the American Council on
         Education and Steck-Vaughn Company extending the expiration of the Agreement to August 31, 2001 (11) ....................... *

10.11 ** The Company's 1995 Directors' Stock Option and Award Plan
         (12) ........................................................... *

10.12    Renewal and Extension Agreement between the Company and
         National Education Corporation, effective December 31, 1995
         (13) ........................................................... *

10.13    First Amendment to Stock Option Agreement between the Company and National Education Corporation, effective December 31,
         1995 (14) ...................................................... *

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Description                                                    Page
------   -----------                                                ------------

10.14    Letter Amendment to Stock Option Agreement between the
         Company and National Education Corporation, dated February 1,
         1996 (15) ...................................................... *

10.15    Agreement between the Company and Edunetics Ltd. dated
         February 29, 1996 (16) ......................................... *

10.16    Loan Agreement between NationsBank of Texas, N.A., and
         Steck-Vaughn Company dated April 29, 1996 (17).................. *

10.17    Second Renewal and Extension Agreement between the Company and National Education Corporation, effective March 31, 1996
         (18) ........................................................... *

10.18    Second Amendment to Stock Option Agreement between the
         Company and National Education Corporation, effective March
         31, 1996 (19) .................................................. *

10.19 Third Renewal and Extension Agreement between the Company and National Education Corporation, effective June 30, 1996
         (20) ........................................................... *

10.20    Third Amendment to Stock Option Agreement between the Company and National Education Corporation, effective June 30, 1996
         (21) ........................................................... *

10.21 ** Employment Agreement between the Company and Anita Kopec dated September 10, 1996 (22) .................................. *

10.22 Revised and Restated Office Lease dated January 20, 1997, between Quarry Lake Business Center, Ltd., as landlord and Steck-Vaughn Company, as tenant, for the Company's principal offices in Austin, Texas, beginning November 1, 1996 (23) ......

11.1     Statement re Calculation of Primary Earnings Per Share (23).....

21       Subsidiaries of the Company (23)................................

23       Consent of Price Waterhouse, LLP (23)...........................

27   *** Financial Data Schedule......................................... ***

------------------

        *   incorporated by reference from a previously filed document

        **  denotes management contract or compensatory plan or arrangement

        *** filed only with electronic version of Form 10-K

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

(3) Incorporated by reference to Exhibit 10.7 to the Company's Amendment No. 1 to S-1 Registration Statement.

(4) Incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 1 to S-1 Registration Statement.

(5) Incorporated by reference to Exhibit 10.15 in the Company's Form 10-Q for the quarterly period ended June 30, 1994, filed with the Securities and Exchange Commission on August 11, 1994.

(6) Incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 1 to S-1 Registration Statement.

(7) Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to S-1 Registration Statement.

(8) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, file no. 333-22235, filed with the Securities and Exchange Commission on February 24, 1997.

(9) Incorporated by reference to Exhibit 10.12 to the Company's S-1 Registration Statement.

(10) Incorporated by reference to Exhibit 10.12 in the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 29, 1995.

(11) Incorporated by reference to Exhibit 10.13 in the Company's Form 10-Q for the quarterly period ended March 31, 1995, filed with the Securities and Exchange Commission on May 12, 1995.

(12) Incorporated by reference to Exhibit A in the Company's Proxy Statement furnished in connection with the Annual Meeting of Stockholders held May 17, 1995, filed with the Securities and Exchange Commission on March 29, 1995.

(13) Incorporated by reference to Exhibit 10.16 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996.

(14) Incorporated by reference to Exhibit 10.17 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996.

(15) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996.

(16) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 21, 1996.

(17) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

(18) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

(19) Incorporated by reference to Exhibit 10.20 in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

(20) Incorporated by reference to Exhibit 10.22 in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

(21) Incorporated by reference to Exhibit 10.23 in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

(22) Incorporated by reference to Exhibit 10.24 in the Company's Form 10-Q for the quarterly period ended September 30, 1996, filed with the Securities and Exchange Commission on November 13, 1996.

(23) Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STECK-VAUGHN PUBLISHING CORPORATION                  Date


By  /s/ ANITA KOPEC                              March 24, 1997
    -------------------------------------
     Anita Kopec
     President and Chief
     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                     Date



By  /s/ ANITA KOPEC                              March 24, 1997
    ------------------------------------
     Anita Kopec
     President and Chief
     Executive Officer
     (Principal Executive Officer)



By  /s/ FLOYD D. ROGERS                          March 24, 1997
    ---------------------------------
     Floyd D. Rogers, Vice President
      and Chief Financial Officer
      (Principal Financial Officer)



By  /s/ KEITH K. OGATA                           March 23, 1997
    -----------------------------------
     Keith K. Ogata, Vice President
     and Treasurer
     (Principal Accounting Officer)

                                                     Date


By:  /s/ LEONARD W. JAFFE                        March 21, 1997
     -------------------------------
      Leonard W. Jaffe, Director



By:  /s/ MICHAEL R. KLEIN                        March 24, 1997
     --------------------------------
      Michael R. Klein, Director



By:  /s/ MANUEL J. JUSTIZ                        March 21, 1997
     ---------------------------------
      Manuel J. Justiz, Director



By:  /s/ N. COLIN LIND                           March 23, 1997
     -----------------------------------
      N. Colin Lind, Director



By: /s/ SAM YAU                                  March 24, 1997
    ------------------------------------
     Sam Yau, Director

REPORT OF INDEPENDENT
      ACCOUNTANTS

To the Board of Directors and Stockholders of Steck-Vaughn Publishing
Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and 14(a)(2) present fairly, in all material respects, the financial position of Steck-Vaughn Publishing Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Austin, Texas
January 31, 1997

STECK-VAUGHN PUBLISHING CORPORATION
      CONSOLIDATED BALANCE SHEETS

                                                            December 31,
(amounts in thousands, except share counts)                1996        1995
                                                         ------------------


ASSETS
CURRENT ASSETS
------------------------------------------------
    Cash and cash equivalents                               $4,827  $10,041
    Marketable securities                                    1,447    1,748
    Receivables, net of allowance of $1,342                 17,492   10,909
       and $468
    Inventories and supplies                                21,776   18,099
    Prepaid and deferred marketing expenses                  1,635    1,456
    Receivable from parent company                               -    4,000
    Deferred plant costs                                     3,876    2,854
    Other current assets                                     2,910    1,667
                                                         -------------------
       Total current assets                                 53,963   50,774

LAND, BUILDINGS AND EQUIPMENT, net                           9,866    6,741
ACQUIRED INTANGIBLE ASSETS, net                             14,655    8,998
DEFERRED PLANT COSTS                                         4,042    3,015
OTHER ASSETS                                                 2,342        -
                                                         -------------------
                                                           $84,868  $69,528
                                                         -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
------------------------------------------------
    Accounts payable and accrued expenses                   $6,618   $4,551
    Accrued royalties                                        2,296    2,129
    Accrued commissions                                        736      343
    Accrued salaries, wages and bonuses                      1,965      345
    Payable to parent company                                  976    1,299
    Current portion of long-term debt                        3,547      343
    Accrued and deferred income taxes                        2,266      691
    Other liabilities                                           49        -
                                                         -------------------
       Total current liabilities                            18,453    9,701
                                                         -------------------

LIABILITIES PAYABLE AFTER ONE YEAR
------------------------------------------------
    Long-term debt, less current portion                     6,731    2,904
    Deferred income taxes                                        -      629
                                                         -------------------
                                                             6,731    3,533
                                                         -------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
------------------------------------------------
    Preferred stock, $.01 par value; 5,000,000 shares            -        -
       authorized and unissued
    Common stock, $.01 par value; 25,000,000
       shares authorized; 14,600,000 and
       14,573,000 shares issued                                146      146
    Additional paid-in capital                              36,998   36,828
    Retained earnings                                       24,313   21,143
    Unrealized gain on marketable securities,
       net of tax effect                                        60       10
                                                         -------------------
                                                            61,517   58,127
    Treasury stock, at cost (255,000 shares)               (1,833)  (1,833)
                                                         -------------------
       Total stockholders' equity                           59,684   56,294
                                                         -------------------
                                                           $84,868  $69,528
                                                         ==================

See notes to Consolidated Financial Statements

STECK-VAUGHN PUBLISHING CORPORATION
      CONSOLIDATED STATEMENTS OF INCOME

                                                 YEAR ENDED DECEMBER 31,
(amounts in thousands, except per share           1996     1995    1994
amounts)
                                                 -------------------------
NET REVENUES                                     $85,505  $58,226  $53,608
----------------------------------
  Product costs and fulfillment                   25,875   14,714   13,507
                                                 --------------------------

 GROSS PROFIT                                     59,630   43,512   40,101
----------------------------------

  Product development                             11,820    8,901    7,627
  Selling and marketing                           28,009   18,738   17,472
  General and administrative                       6,078    4,451    4,069
  Provision for doubtful accounts                     90      153       88
  Amortization of acquired intangible assets       1,917      800      386
  Unusual items (Notes 2 & 9)                      4,100      970        -
                                                --------------------------

OPERATING INCOME                                   7,616    9,499   10,459
----------------------------------

  Interest income                                    787    1,757      490
  Interest expense                                  (778)    (212)    (189)
                                                --------------------------
INCOME BEFORE INCOME TAXES                         7,625   11,044   10,760
----------------------------------

   Income taxes                                    4,455    4,197    4,196
                                                --------------------------

NET INCOME                                         3,170    6,847    6,564
----------------------------------              --------------------------

EARNINGS PER SHARE                                 $0.22    $0.48    $0.45
----------------------------------              --------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING               14,420   14,351   14,517
-----------------------------------

See Notes to Consolidated Financial Statements

STECK-VAUGHN PUBLISHING CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
(amounts in thousands)                                                         1996         1995        1994
                                                                             --------------------------------
CASH FLOWS FOR OPERATING ACTIVITIES
  Net Income                                                                 $  3,170    $  6,847    $  6,564
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                             1,533       1,200       1,178
      Amortization of acquired intangible assets                                1,917         800         386
      Unusual Item - R&D Write-off                                              4,100        --          --
      Provision for doubtful accounts                                              90         153          88
      Loss on sale of assets                                                       (1)         20        --
      Changes in assets and liabilities, net of effects from acquisitions:
        Receivables                                                            (5,613)     (2,253)      1,150
        Inventories and supplies                                               (3,561)     (4,047)       (349)
        Prepaid and deferred marketing expenses                                  (179)        160        (100)
        Deferred plant costs                                                   (2,049)        (86)       (426)
        Receivable from/payable to parent company                                (323)      1,847      (1,501)
        Accounts payable and accrued expenses                                     743         174        (971)
        Accrued and deferred income taxes                                         916        (875)        611
        Other                                                                  (1,578)       (251)       (198)
                                                                             --------------------------------
NET CASH FOR OPERATING ACTIVITIES                                                (835)      3,689       6,432
                                                                             --------------------------------

CASH FLOWS FOR INVESTING ACTIVITIES:
  Net sales (purchase) of investments                                             381       5,600      (1,616)
  Note receivable from parent company,net activity                              4,000      (4,000)       --
  Additions to land, buildings and equipment                                   (3,405)       (938)       (890)
  Dispositions of land, buildings and equipment                                    45         115         123
  Acquisition costs, net of cash acquired                                     (10,736)     (3,453)     (2,560)
                                                                             --------------------------------
NET CASH FOR INVESTING ACTIVITIES                                              (9,715)     (2,676)     (4,943)
                                                                             --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Changes in current portion of long-term debt                                  1,551        (219)         29
  Additions to long-term debt                                                   7,024        --          --
  Reductions in long-term debt                                                 (3,409)       (343)       (560)
  Proceeds from issuance of common stock                                          170          36        --
  Purchase of treasury stock                                                     --          (150)     (1,683)
                                                                             --------------------------------
NET CASH FROM FINANCING ACTIVITIES                                              5,336        (676)     (2,214)
                                                                             --------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (5,214)        337        (725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 10,041       9,704      10,429
                                                                             ================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  4,827    $ 10,041    $  9,704
                                                                             ================================

See Notes to Consolidated Financial Statements

STECK-VAUGHN PUBLISHING CORPORATION
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              1996                       1995                    1994
(amounts and shares in thousands)      SHARES      AMOUNT         SHARES     AMOUNT       SHARES     AMOUNT
                                       --------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL
--------------------------------
  Balance at beginning of year         14,573       $36,974       14,568    $36,938       14,568    $36,938

  Issuance of common stock                 27           170            5         36           --         --
                                      ---------------------------------------------------------------------
BALANCE AT END OF YEAR                 14,600       $37,144       14,573    $36,974       14,568    $36,938
--------------------------------      ---------------------------------------------------------------------

                                       1996            1995             1994
                                   ----------------------------------------------
RETAINED EARNINGS
--------------------------------
  Balance at beginning of year          $21,143          $14,296           $7,732

  Net income                              3,170            6,847            6,564
                                   ----------------------------------------------
BALANCE AT END OF YEAR                  $24,313          $21,143          $14,296
--------------------------------   ----------------------------------------------


                                                  1996                    1995                      1994
                                          SHARES        AMOUNT     SHARES       AMOUNT      SHARES        AMOUNT
                                         ------------------------------------------------------------------------
TREASURY STOCK
--------------------------------
Balance at beginning of year                 255       $(1,833)       230       $(1,683)        --        $    --

 Purchase of common stock for treasury        --            --         25          (150)       230         (1,683)
                                         ------------------------------------------------------------------------

BALANCE AT END OF YEAR                       255       $(1,833)       255       $(1,833)       230        $(1,683)
---------------------------------        ------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

STECK - VAUGHN PUBLISHING CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Steck-Vaughn Publishing Corporation (the Company) was incorporated on March 10, 1993, as a wholly owned subsidiary of National Education Corporation
(NEC). Effective April 2, 1993, NEC made a capital contribution of all of the stock of Steck-Vaughn Company to the Company. The accompanying financial statements have been prepared to give retroactive effect to such contribution. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Steck-Vaughn Company, SV Distribution Company (d.b.a. Summit Learning), and Edunetics Ltd. and Edunetics Corporation (together referred to as "Edunetics" herein). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company develops, publishes, and sells supplemental educational materials to schools, adult education centers, and libraries principally in the United States. The materials primarily consist of print, multiple media and manipulative products for students of all ages. As the Company's principal customers are supported by government funding, the demand for the Company's product is subject to the availability of such funds and the inherent uncertainty and risk resulting therefrom. With educational funding controlled primarily by state and local governments, however, management believes that the Company's broad national customer base would mitigate the impact of funding restrictions at a relatively few locations.

The Company is subject to credit risk through its trade receivables, for which no collateral is held. This risk is mitigated by the national, diversified customer base and that no one customer represents a significant portion of total receivables.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In August 1993, the Company completed an initial public offering in which 2,668,000 shares were sold for net proceeds of $29,775,000. The shares sold represented 18.3% of the outstanding shares of the Company.

REVENUES AND EXPENSES

Revenues from print and manipulative products are recognized upon shipment of such products. A portion of each year's selling and marketing expenses is capitalized and deferred in the first half of the year and fully amortized in the second half of the year to better match the expenses with revenues due to the seasonal nature of sales.

The Company recognizes software-related revenue in accordance with AICPA Statement of Position 91-1 (Software Revenue Recognition). License revenues from the sale of individual software titles is recognized as product is shipped. Revenues from contracts for multiple installations or development of software are recognized upon completion of certain milestones stipulated in such contracts.

The Company follows Statement of Financial Accounting Standards No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed) in recording and classifying the costs incurred for the development of software products. Such costs are expensed as incurred until the product under development reaches technological feasibility, at which point all such costs are capitalized and amortized over the estimated economic life of the product. Capitalized software development costs amounted to $1,677,000 during 1996 and was immaterial in prior years.

Plant costs include certain expenditures for the development of print products, including external design work, typesetting, and film. These costs are incurred and capitalized prior to the commencement of printing and are then charged to expense as the product is sold. For a product with unamortized plant costs remaining at the end of the year, amortization for the remaining life of the product is projected to determine the classification of the balance of plant costs as current or non-current. In addition, revenues for each product are forecasted to determine whether all remaining costs will be recovered, with unrecoverable costs written off. Based on a study of historical revenue patterns, in 1996, the Company changed its method of determining amortization rates for print products released after January 1, 1996. The new method is based on annual amortization rates that approximate units sold. The change was treated prospectively as a change in estimate as it only affects future products. The effect on the financial statements for the year ended December 31, 1996, was immaterial.

Effective January 1, 1995, the Company adopted AICPA Statement of Position 93-7 (Reporting on Advertising Costs). In accordance with the statement, the Company records as advertising expense the production and distribution costs of advertising as such advertising is distributed or placed. The catalogs of SV Distribution Company are treated as direct response advertising, with the cost of the catalogs charged to expense in accordance with historical response rates. Included in assets are advertising costs of $1,635,000 and $1,456,000 at December 31, 1996 and 1995, respectively, comprised primarily of costs of catalogs in process, undistributed completed catalogs, and development costs. Advertising expense was $7,569,000, $3,455,000 and $2,565,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt securities with an original maturity of less than three months to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash items, accrued liabilities, accrued income taxes, and short-term borrowings approximate fair value due to the short-term nature of these instruments.
The carrying amounts reported for long-term debt also approximate fair value when the term and interest rates attached to these instruments are considered.

INVESTMENTS

The Company's investments in debt and equity securities have been classified and their carrying values adjusted in accordance with Statement of Financial Accounting Standards No. 115 (Accounting for Certain Investments in Debt and Equity Securities). All debt securities mature within one year, have been classified as held-to-maturity, and are recorded at amortized cost. All equity securities have been classified as available-for-sale and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable taxes, until realized.

INVENTORIES AND SUPPLIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are depreciated principally using the straight-line method over the estimated useful lives of the various classes of property.

ACQUIRED INTANGIBLE ASSETS

Acquired identifiable intangible assets, which include product and text materials, copyrights and other intangibles, are amortized ratably over various useful lives which do not exceed ten years. Acquired intangible assets representing the excess of cost over identifiable assets purchased by the Company are amortized ratably over estimated useful lives which do not exceed forty years. Included in acquired intangible assets is goodwill of $9,638,000 and $4,433,000 and accumulated amortization of $3,318,000 and $1,401,000 at December 31, 1996 and 1995, respectively.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

The Company is a member of an affiliated group of companies that joins in filing a consolidated federal tax return. The tax provision is calculated under the terms of a tax sharing agreement entered into between the Company and NEC. Under the agreement , the provision for income taxes generally is determined on a separate company basis subject to certain adjustments. Benefits for credits and other tax attributes are recognized by the Company when recognizable by NEC on a consolidated reporting basis. Current income taxes represent amounts payable to or receivable from NEC determined in accordance with the tax sharing agreement.

Under federal tax law, the Company and each of its subsidiaries included in an NEC consolidated federal income tax return are jointly and severally liable with NEC and its subsidiaries for the federal income tax liabilities of all of the companies included in such NEC consolidated federal income tax return. NEC and its subsidiaries have agreed to indemnify the Company and its subsidiaries, subject to certain conditions, for tax liabilities allocated to NEC and its subsidiaries under the tax sharing agreement. The Company and its subsidiaries have agreed to indemnify NEC and its subsidiaries, subject to certain conditions, for tax liabilities allocated to the Company and its subsidiaries under the tax sharing agreement.

EARNINGS PER SHARE

Earnings per share for the years ended December 31, 1996, 1995 and 1994, are based on the weighted average number of shares outstanding in each period and include dilutive stock options.

RECLASSIFICATIONS

Certain financial statement items from prior years have been reclassified to conform with the current year format.

NOTE 2:  BUSINESS COMBINATIONS

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and the Company's bank line of credit. The acquisition was accounted for using the purchase method of accounting, and the operating results of Edunetics have been included in the company's consolidated financial statements since the date of acquisition. Accordingly, in the second quarter of 1996, the purchase price was allocated to assets and liabilities, including in-process research and development projects, based on their estimated fair values as of the date of acquisition. The estimated value of the in-process research and development projects of $4,100,000 was based on an independent appraisal and was written off in the second quarter of 1996 as the in-process projects acquired had no alternative future use. As a result of the acquisition, acquired intangible assets increased $7,673,000, consisting primarily of goodwill, and will be amortized over a weighted average life of approximately twelve years. In addition, net deferred tax assets of $1,600,000 were recorded in conjunction with the acquisition.

Effective December 1, 1995, the Company purchased substantially all of the assets of Summit Learning, Inc. (Summit) from its parent company, American Educational Products, Inc. Summit distributes math and science manipulative products for the school and consumer markets through direct-response catalogs. The transaction was accounted for as a purchase, and the operating results of Summit have been included in the Company's consolidated financial statements since the date of acquisition.

Pro forma consolidated results of operations, assuming Edunetics and Summit had been acquired as of January 1, 1995, are as follows:

(amounts in thousands, except per share amounts)       1996        1995
                                                       ----        ----
                                                   (unaudited)  (unaudited)
Net revenues                                         $86,525       $74,091
Net income                                           $ 5,730       $ 3,396
Earnings per share                                   $   .40       $   .24

The above pro forma results are presented for comparative purposes only and may not be indicative of the results of operations which would have resulted had the combinations been in effect on January 1, 1995, or of the ensuing results of operations of the consolidated entities.

The pro forma information excludes the $4,100,000 unusual item representing the write-off of in-process research and development costs related to the acquisition of Edunetics. Reported net income for the year ended December 31, 1996, excluding this $4,100,000 unusual item, would have been $7,270,000 ($.50 per share) compared to the pro forma net income of $5,730,000 ($.40 per share) shown above.

Effective October 1, 1995, the Company purchased substantially all of the assets of Educational Development Laboratories, Inc. (EDL), a publisher and developer of basic reading, vocabulary and writing products based in both print and software for the high school and adult education markets. A purchase acquisition note in the amount of $1,900,000 was issued in conjunction with the purchase of EDL. In November 1994, the Company purchased substantially all of the assets of Berrent Publications, Inc., a publisher of test preparation and assessment materials. The assets acquired in each of the transactions were principally accounts receivable, inventory, and intangible assets. These transactions were accounted for as purchases, and the operating results of the businesses acquired have been included in the Company's consolidated financial statements since the dates of these acquisitions.


Note 3:  Income Taxes

Income (loss) before tax was taxed under the following jurisdictions:

(amounts in thousands)                1996       1995         1994
                                  -----------------------------------
Domestic                          $  13,207    $  11,044    $  10,760
Foreign                              (5,582)          --           --
                                  -----------------------------------
Total                             $    7,625   $  11,044    $  10,760
                                  ===================================

Income taxes were provided as follows:


(amounts in thousands)                         1996          1995          1994
                                             -----------------------------------
Current tax expense:
  Federal                                    $ 3,951       $ 4,737       $ 3,370
  State and local                                250           335           215
                                             -----------------------------------
Total current provision                        4,201         5,072         3,585
                                             -----------------------------------
Deferred tax expense:
  Domestic                                       725          (875)          611
  Foreign                                       (471)         --            --
                                             -----------------------------------
Total deferred provision (benefit)               254          (875)          611
                                             -----------------------------------

Total income tax provision                   $ 4,455       $ 4,197       $ 4,196
                                             -----------------------------------

The deferred tax liabilities and assets reflected in the balance sheets at December 31, 1996 and 1995, are comprised of the following:

                                                     December 31,
(amounts in thousands)                              1996      1995
                                                  ------------------
Deferred tax liabilities:
  Prepaid expenses                                $ 3,846    $ 3,119
  Other                                               272        646
                                                  ------------------
Gross deferred tax liabilities                    $ 4,118    $ 3,765
                                                  ==================

Deferred tax assets:
  Inventories                                     $ 1,336    $ 1,704
  Loss carryforwards                                5,586
  Other                                               847        741
                                                  ------------------
Gross deferred tax assets                           7,769      2,445

Deferred tax assets valuation allowance            (3,655)      --
                                                  ------------------
Deferred tax assets, net of valuation allowance   $ 4,114    $ 2,445
                                                  ==================

The company recorded a valuation allowance in the amount set forth in the above table for certain deductible temporary differences for which it is unlikely, at this time, that the Company will receive future tax benefit. A valuation allowance of $4,750,000 related to the acquisition of Edunetics was established during the year and reduce by $915,000 in the current year primarily due to the utilization of loss carryforwards. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could change if estimates of future taxable income change.

At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $3,200,000 related to Edunetics Corporation which can only be used against that company's future taxable income. These losses, which expire in years through 2010, are also subject to an annual limitation on the amount available for utilization. In addition, the Company had foreign tax loss carryforwards of approximately $7,000,000 related to Edunetics Ltd. which do not expire.

A reconciliation of the income tax provision with the amount computed by applying the federal statutory tax rate to pretax income is as follows:


(amounts in thousands)                                          1996       1995      1994
                                                              ----------------------------

Tax provision computed at statutory rates                     $ 2,669    $ 3,866   $ 3,766
  State taxes, net of federal benefit                             163        218       140
  Effect of foreign operations                                     48
  Non-deductible research and development costs written off     1,435        --        --
  Amortization of excess costs over acquired net assets           150         14       --
  Other, net                                                      (10)        99       290
                                                              ----------------------------
Total income tax provision                                    $ 4,455    $ 4,197   $ 4,196
                                                              ----------------------------

Note 4:  Related Party
The Company obtains various services from NEC which are paid through intercompany accounts and charged to expense as incurred. The following table lists the fees paid by the Company to NEC for the three years ended December 31, 1996:


(amounts in thousands)                             1996        1995        1994
                                                  ------------------------------

Insurance and employee benefits                   $1,266      $1,240      $  588
                                                  ------------------------------
Data processing services                             141          91          58
Payroll services                                     104          57          43
General services                                     630         700         720
                                                  ------------------------------
                                                     875         848         821
                                                  ------------------------------
Total allocations                                 $2,141      $2,088      $1,409
                                                  ------------------------------

The Company participates with NEC and its subsidiaries in the above programs and services for which the Company pays its proportionate share of the cost. Management does not believe that there would have been a material impact on net income if the Company obtained these services independent of NEC. The amount of insurance and benefits paid in 1994 was reduced by nonrecurring insurance credits resulting from favorable loss experience.

Effective February 28, 1995, the Company and NEC entered into a revolving loan agreement which provided NEC the ability to borrow up to $10,000,000 from the Company from time to time. On July 25, 1996, NEC paid the loan in full and terminated the revolving loan agreement. At December 31, 1995, $4,000,000 was outstanding under the NEC loan. NEC paid the Company interest expense and other charges required under the revolving loan agreement of $430,000, $971,000, and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 5:  Investments

The amortized cost and estimated fair value of the investment securities are as follows:


                                                              1996
                                       -----------------------------------------------
                                                      GROSS          GROSS
                                       AMORTIZED    UNREALIZED     UNREALIZED    FAIR
(amounts in thousands)                   COST          GAIN           LOSS      VALUE
                                       -----------------------------------------------

Available-for-sale:
  Equity funds                          $1,098        $  116        $  --       $1,214
  Preferred stock                          250          --             (17)        233
                                       -----------------------------------------------
Total available-for-sale                 1,348           116           (17)      1,447
                                       -----------------------------------------------

Less cash equivalents                      --            --            --          --
                                       -----------------------------------------------
Total investment securities             $1,348        $  116        $  (17)     $1,447
                                       -----------------------------------------------


                                                         1995
                                    ------------------------------------------------
                                                   GROSS          GROSS
                                    AMORTIZED    UNREALIZED     UNREALIZED     FAIR
(amounts in thousands)                COST          GAIN           LOSS       VALUE
                                    ------------------------------------------------


Held-to-maturity:
  Municipal bonds                    $ 1,000       $  --         $  --      $ 1,000
                                     -----------------------------------------------
Total held-to-maturity                 1,000          --            --        1,000
                                     -----------------------------------------------

Available-for-sale:
  Equity funds                         1,231            52            (2)     1,281
  Preferred stock                        500             3           (36)       467
                                     -----------------------------------------------
Total available-for-sale               1,731            55           (38)     1,748
                                     -----------------------------------------------


Less cash equivalents                 (1,000)         --            --       (1,000)
                                     -----------------------------------------------
Total investment securities          $ 1,731       $    55       $   (38)   $ 1,748
                                     -----------------------------------------------

Using the specific identification method, realized gains and losses on the available-for-sale investment securities are as follows:


(amounts in thousands)                        1996          1995          1994
                                             -----------------------------------
Realized gains                               $  --          $ 18         $  --
Realized losses                              $  --          $ (6)        $  --

Note 6:  Inventories and Supplies

(amounts in thousands)                                   1996             1995
                                                        ------------------------

Finished goods                                          $21,213          $17,111
Work in process                                              72               81
Raw materials and supplies                                  491              907
                                                        ------------------------
                                                        $21,776          $18,099
                                                        ------------------------

Note 7:  Land, Buildings and Equipment

(amounts in thousands)                                           1996        1995
                                                               --------------------

Land                                                           $  1,029    $  1,029
Buildings and improvements (not to exceed 31.5 years)*            4,054       2,944
Leaseholds and improvements (life of lease)*                        833         258
Machinery, equipment and furniture (not to exceed 10 years)*     10,241       6,637
                                                               --------------------
                                                                 16,157      10,868
Less accumulated depreciation and amortization                   (6,291)     (4,127)
                                                               --------------------
Total                                                             9,866       6,741
                                                               --------------------

*  Depreciable lives

At December 31, 1996, machinery, equipment and furniture under capital leases was $487,000 with accumulated depreciation and amortization of $53,000. At December 31, 1995, there were no capital leases of machinery, equipment and furniture. Depreciation expense was $1,533,000, $1,200,000 and $1,178,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 8:  Debt

(amounts in thousands)                                           1996        1995
                                                              --------------------

Long-term debt:
  Bank line of credit                                         $  7,000    $   --
  Purchase acquisition note maturing during 1997                 1,900       1,876
  Mortgage note maturing during 2000                             1,029       1,371
  Capitalized leases for machinery, equipment and furniture        349        --
                                                              --------------------
                                                                10,278       3,247
Less current portion of long-term debt                          (3,547)       (343)
                                                              --------------------
Total long-term debt                                          $  6,731    $  2,904
                                                              --------------------

The purchase acquisition note bears interest at 6%, with interest payable quarterly, and was paid in full in the first quarter of 1997.

The mortgage note in the original amount of $2,400,000 is collateralized by land and a distribution center having a net book value of $4,667,000 as of December 31, 1996. The mortgage note bears interest at prime or, at the Company's option, at the 90-day LIBOR rate plus 1.75%, with principal payable in quarterly installments of $86,000 plus accrued interest. At December 31, 1996, the interest rate on this note was 7.3%.

The Company maintains a revolving bank credit agreement in the amount of $15,000,000 which matures June 10, 1998. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5%. At June 10, 1997 any outstanding borrowings will convert to a promissory note payable in twelve equal quarterly installments with the first payment due September 10, 1997. Excluding the payments due in the third and fourth quarter of 1997 totaling $1,167,000, the Company has the intent and the ability to maintain the outstanding borrowings beyond one year and, accordingly, the remaining balance of $5,833,000 is classified as long-term at December 31, 1996. The borrowings are secured by the Company's accounts receivable and inventory. The revolving credit is subject to restrictions on the transfer of property other than cash dividends, restrictions on additional indebtedness, and certain financial performance criteria. The weighted average interest rate for the borrowings was 7.1% in 1996, and the average loan outstanding was approximately $6,474,000 for the year ended December 31, 1996. Annual commitment fees of .25% are paid on the unused line of credit.

Aggregate maturities of long-term debt, including capital leases, in each of the following years are as follows:

                             (amounts in thousands)

                         1997                  $ 3,547
                         1998                    2,825
                         1999                    2,739
                         2000                    1,167
                                               -------
                         Total                 $10,278
                                               =======

Note 9:  Commitments and Contingencies
Aggregate commitments at December 31, 1996 under noncancelable operating leases for land, buildings and equipment are as follows:

                             (amounts in thousands)

                         1997                  $1,035
                         1998                     977
                         1999                     932
                         2000                     956
                         2001                     997
                         2002 and thereafter    1,909
                                               -------
                         Total                 $6,806
                                               =======

Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, insurance and maintenance costs. Total rent expense aggregated $1,330,000, $1,116,000 and $1,059,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

In March 1996, the Company settled a lawsuit brought by a product development company in 1995. Settlement costs and legal expenses associated with the lawsuit totaled $970,000 and were included as an unusual item in the results of operations for the year ended December 31, 1995.

In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and results of operations of the Company. Management is currently not aware of any such matters that could have such a material adverse effect.

Note 10:  Supplemental Cash Flow Information

(amounts in thousands)                               1996       1995       1994
                                                    ----------------------------

  Interest paid                                     $  767     $  182     $  161
  Assets acquired through capital leases            $  487     $  --      $  828
  Income taxes paid to parent company               $3,466     $4,262     $4,355
  Debt issued for acquisitions                      $   24     $1,876     $  --

Note 11:  Stock Options

At December 31, 1996, the Company had two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Accounting for Stock-Based Compensation). Accordingly, no compensation cost is recognized for fixed stock options plans. Upon exercise, proceeds from the sale of shares under the stock options plans are credited to common stock and additional paid-in capital. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards in 1996 and 1995, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(amounts in thousands, except per share amounts)            1996       1995
                                                          ------------------

Net earnings - as reported                                $ 3,170    $ 6,847
Net earnings - pro forma                                  $ 2,775    $ 6,607
Earnings per share - as reported                          $  0.22    $  0.48
Earnings per share - pro forma                            $  0.19    $  0.46

The Company uses the straight-line method of amortizing the pro forma compensation expense. Because SFAS 123 does not require retroactive application of the pro forma disclosure requirements, the pro forma results for 1995 include only the amortization related to stock options granted in 1995. The remaining amortization for stock options granted in 1995 will be reflected in subsequent years. Thus, the pro forma results for 1996 include $332,000 of amortization of options granted in 1995 and $304,000 of amortization of options granted in 1996. The table below reflects the pro forma compensation expense, before income tax benefits, recognized in the pro forma net income for 1995 and 1996 and the pro forma compensation expense to be recognized in future periods.

                                                Pro Forma Compensation Expense
(amounts in thousands)                         1995          1996     Thereafter
                                              ----------------------------------

Related to options granted in:
              1995                            $  388        $  332        $   92
              1996                               --            304         1,897
                                              ----------------------------------
                                              $  388        $  636        $1,989
                                              ==================================

Under the 1993 Stock Option Plan as amended, the Company may grant options to executives and key employees to purchase common stock of the Company for up to 860,000 shares of common stock as of December 31, 1996. The Options Committee of the Board of Directors administers and approves grants of stock options under the 1993 plan. The options granted shall vest and be exercisable in such installments as the Options Committee determines, but each such installment shall not be exercisable for at least six months after the date of grant. The options are generally granted at the fair market value of the Company's common stock at the date of grant, vest and become exercisable pro rata over time (typically three or four years) following the date of grant, and expire in ten years. The options are subject to certain conditions such as continued employment.

Under the 1995 Directors' Stock Option and Award Plan, each eligible director receives an initial stock option at fair market value to purchase 1,500 shares of the Company's common stock. The initial option vests and first becomes exercisable one year from the date of grant. In addition, at the first regular Board meeting each calendar year through the year 1999, each eligible director receives a stock option at fair market value, exercisable in full one year from the date of grant, to purchase 1,500 shares of the Company's common stock. Such options expire ten years from the date of grant.

Each of these plans provides that shares granted come from the Company's authorized but unissued or reacquired common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 60%, risk-free interest rates of 6.26% (1996) and 7.48% (1995), and expected lives of 5 years. The Company does not pay dividends; therefore, the dividend rate was zero.

Information regarding these option plans for the years ended December 31, 1996 and 1995 is as follows:

                                                                        1996                              1995
                                                                              Weighted-                           Weighted-
                                                                               Average                             Average
                                                               Shares       Exercise Price       Shares         Exercise Price
                                                          --------------------------------------------------------------------
(amounts in thousands, except per share amounts)

Options outstanding, beginning of year                             531          $  8.51               245          $ 12.00
Options granted                                                    407            10.17               291             5.55
Options exercised                                                  (27)            6.25                (5)            7.34
Options forfeited                                                  (97)            8.68                --               --
                                                          ---------------       -------      ----------------
Options outstanding, end of year                                   814             9.44                531            8.51
                                                          ---------------       -------      ----------------

Options price range at end of year                        $5.53 to $12.00                    $5.53 to $ 12.00
Option price range for exercised shares                   $5.53 to $ 7.34                       $     7.34
Options available for grant at end of year                          94                                 404
Weighted-average fair value of options
      granted during the year                                $    5.81                          $     3.24


                                                                   1994
                                                                       Weighted-
                                                                        Average
                                                          Shares     Exercise Price
                                                          -------------------------
(amounts in thousands, except per share amounts)

Options outstanding, beginning of year                      250         $ 12.00
Options granted                                              --            --
Options exercised                                            --            --
Options forfeited                                            (5)          12.00
                                                           ----
Options outstanding, end of year                            245           12.00
                                                           ----

Options price range at end of year                                      $ 12.00
Option price range for exercised shares                                     --
Options available for grant at end of year                                   47
Weighted-average fair value of options
      granted during the year                                           $   --

Subsequent to December 31, 1996, the Board of Directors increased by 500,000 the number of shares available for issuance under the 1993 plan.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:



(amounts in thousands,                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------
  except per share amounts)                  Weighted-
                                              Average      Weighted-                  Weighted-
                                             Remaining      Average                    Average
                               Number       Contractual     Exercise      Number       Exercise
 Range of Exercise Prices   Outstanding        Life          Price      Exercisable     Price
===============================================================================================

    $  5.53                      227            8.1           5.53          193          5.53
       7.69        9.93          104            9.2           8.45           12          9.93
      10.95                       62            9.8          10.95          --            --
      11.15                      210            9.7          11.15          --            --
      12.00                      211            6.5          12.00          183         12.00
                            --------                                    -------
       5.53       12.00          814            8.4           9.44          388          8.72
                            --------                                    -------

Note 12:  Quarterly Financial Data (unaudited)
Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                    FIRST     SECOND        THIRD     FOURTH
(amounts in thousands, except per share amounts)   QUARTER    QUARTER      QUARTER    QUARTER
                                                   ------------------------------------------
1996
NET REVENUES                                       $ 15,461   $ 18,296    $ 32,419   $ 19,329
Product cost and fulfillment                          5,142      5,704       8,785      6,244
                                                   ------------------------------------------

GROSS PROFIT                                         10,319     12,592      23,634     13,085

Other costs                                           9,034     14,879      16,624     11,468
Income taxes                                            488        689       2,664        614

NET INCOME                                         $    797   $ (2,976)   $  4,346   $  1,003
----------------------------                       ------------------------------------------
EARNINGS PER SHARE                                 $   0.06   $  (0.21)   $   0.30   $   0.07
----------------------------                       ------------------------------------------

1995
NET REVENUES                                       $ 11,147   $ 15,278    $ 20,372   $ 11,429
Product cost and fulfillment                          3,356      4,137       4,997      2,224
                                                   ------------------------------------------

GROSS PROFIT                                          7,791     11,141      15,375      9,205

Other costs                                           6,919      7,811       9,392      8,346
Income taxes                                            340      1,253       2,277        327
                                                   ------------------------------------------

NET INCOME                                         $    532   $  2,077    $  3,706   $    532
----------------------------                       ------------------------------------------
EARNINGS PER SHARE                                 $   0.04   $   0.14    $   0.26   $   0.04
----------------------------                       ------------------------------------------


Note 13:  Subsequent Event

On March 12, 1997, National Education Corporation, the Company's parent company, announced its plan to merge with Sylvan Learning Centers, Inc., with Sylvan to be the surviving entity. The transaction is not expected to have a material effect on the financial condition or results of operations of the Company.

STECK - VAUGHN PUBLISHING CORPORATION
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                           Balance at     Charged to                     Balance
(amounts in thousands)                                     beginning      costs and     Deductions/      at end
                                                           of period      expenses         Other        of period
                                                           ------------------------------------------------------
CLASSIFICATIONS
-----------------------------------------------------
YEAR ENDED 1996
    Allowance for doubtful receivables                      $   468       $    90        $   784        $ 1,342
    Reserve for obsolete inventories                          1,568           621           (254)         1,935
    Accumulated depreciation of buildings & equipment         4,127         1,533            631          6,291
    Accumulated amortization of intangible assets             1,401         1,917           --            3,318
    Deferred tax assets valuation allowance                    --            (915)         4,570          3,655

YEAR ENDED 1995
    Allowance for doubtful receivables                      $   240       $   153        $    75        $   468
    Reserve for obsolete inventories                          1,050           306            212          1,568
    Accumulated depreciation of buildings & equipment         3,823         1,200           (896)         4,127
    Accumulated amortization of intangible assets               601           800           --            1,401

YEAR ENDED 1994
    Allowance for doubtful receivables                      $   227       $    88        $   (75)       $   240
    Reserve for obsolete inventories                          1,296          (246)          --            1,050
    Accumulated depreciation of buildings & equipment         2,777         1,178           (132)         3,823
    Accumulated amortization of intangible assets               215           386           --              601
---------------------------------------------------------------------------------------------------------------