Form 10-Q
period 1997-03-31
STECK VAUGHN PUBLISHING CORP
filed 1997-05-14
CIK 904081

                     STECK-VAUGHN PUBLISHING CORPORATION
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q
                                -------------

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1997
                               -------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------------

                  Commission file number     0-21730
                                         -----------------

                     STECK-VAUGHN PUBLISHING CORPORATION
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                               I.R.S. NO. 33-0556929
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


          4515 SETON CENTER PARKWAY SUITE 300, AUSTIN, TEXAS        78759
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)          512/343-8227
                                                    ----------------------------


--------------------------------------------------------------------------------
       (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                             SINCE LAST REPORT)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X        No
                                                    ---          ---

         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:   14,472,167
COMMON STOCK SHARES OUTSTANDING AT APRIL 30, 1997.

                      STECK-VAUGHN PUBLISHING CORPORATION
                         CONSOLIDATED BALANCE SHEETS


Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                                       March 31,     December 31,   March 31,
(amounts in thousands, except share counts)              1997           1996          1996
                                                       --------       --------       --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  4,372       $  4,827       $  8,004
   Marketable securities                                  1,447          1,447          1,503
   Receivables, net of allowance of $1,274, $1,342       16,690         17,492         12,057
and $403

   Inventories and supplies                              24,190         21,776         20,725
   Prepaid and deferred marketing expenses                4,613          1,635          4,678
   Note receivable from parent company                       --             --          3,000

   Deferred plant costs                                   3,778          3,876          2,741
   Other current assets                                   2,293          2,910          1,598
                                                       --------       --------       --------
      Total current assets                               57,383         53,963         54,306

LAND, BUILDINGS AND EQUIPMENT, net                        9,880          9,866          7,163
ACQUIRED INTANGIBLE ASSETS, net                          14,097         14,655          8,548
DEFERRED PLANT COSTS                                      4,309          4,042          3,349
OTHER ASSETS                                              2,342          2,342             --
                                                       --------       --------       --------
                                                       $ 88,011       $ 84,868       $ 73,366
                                                       ========       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $  5,499       $  6,618       $  6,816
   Accrued royalties                                      2,411          2,296          2,633
   Accrued commissions                                      508            736            657
   Accrued salaries, wages and bonuses                    2,276          1,965          1,101
   Payable to parent company                                815            976            536
   Current portion of long-term debt                      3,483          3,547          2,243
   Accrued and deferred income taxes                      2,266          2,266            691
   Other liabilities                                         25             49             --
                                                       --------       --------       --------
      Total current liabilities                          17,283         18,453         14,677
                                                       --------       --------       --------

LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                   9,742          6,731            943
   Deferred income taxes                                     --             --            629
                                                       --------       --------       --------
                                                          9,742          6,731          1,572
                                                       --------       --------       --------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares         --             --             --
authorized and unissued
   Common stock, $.01 par value; 25,000,000 shares          147            146            146
   authorized;
       14,745,000, 14,600,000, and 14,577,000
shares issued
   Additional paid-in capital                            37,804         36,998         36,851
   Retained earnings                                     25,003         24,313         21,940
   Unrealized gain on marketable securities, net
of tax effect                                                60             60             13
                                                       --------       --------       --------
                                                         63,014         61,517         58,950
   Treasury stock, at cost (273,000, 255,000 and
255,000 shares)                                          (2,028)        (1,833)        (1,833)
                                                       --------       --------       --------
      Total stockholders' equity                         60,986         59,684         57,117
                                                       --------       --------       --------
                                                       $ 88,011       $ 84,868       $ 73,366
                                                       ========       ========       ========

                     STECK-VAUGHN PUBLISHING CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME


Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                                                      Three Months Ended
(amounts in thousands, except per share amounts)          March 31,
                                                      1997        1996
                                                    --------    --------
NET REVENUES                                        $ 15,818    $ 15,461
  Product costs and fulfillment                        4,777       5,142
                                                    --------    --------
GROSS PROFIT                                          11,041      10,319

  Product development                                  3,074       2,666
  Selling and marketing                                4,792       4,989
  General and administrative                           1,260       1,268
  Provision for doubtful accounts
                                                          20          15
  Amortization of acquired intangible assets             558         346
                                                    --------    --------

OPERATING INCOME                                       1,337       1,035

   Interest income                                       325
                                                                      55
   Interest expense                                     (261)        (75)
                                                    --------    --------

INCOME BEFORE INCOME TAXES                             1,131       1,285
    Income taxes                                        (441)       (488)
                                                    --------    --------
NET INCOME                                          $    690    $    797
                                                    ========    ========
EARNINGS PER SHARE                                  $   0.05    $   0.06
                                                    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING                   14,452      14,377
                                                    ========    ========

                     STECK-VAUGHN PUBLISHING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW


Part I.     FINANCIAL STATEMENTS
Item 1.     Financial Statements

                                                               Three Months Ended
                                                                   March 31,
(amounts in thousands)                                         1997        1996
                                                             --------    --------
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net Income                                                 $    690    $    797
  Adjustments to reconcile net income to cash
    used for operating activities:
      Depreciation and amortization                               420         286
      Amortization of acquired intangible assets                  558         346
      Provision for doubtful accounts                              20          15
      Loss (gain) on sale of assets                                14          (1)
      Change in assets and liabilities net of effects from
        acquisitions:
          Receivables                                             782      (1,149)
          Inventories and supplies                             (2,414)     (2,616)
          Prepaid and deferred marketing expenses              (2,978)     (3,222)
          Deferred plant costs                                   (169)       (221)
          Receivable from/payable to parent company              (161)       (763)
          Accounts payable and accrued expenses                  (957)      4,035
          Other                                                   617          69
                                                             --------    --------
  NET CASH USED FOR OPERATING ACTIVITIES                       (3,578)     (2,424)
                                                             --------    --------
CASH FLOWS FOR INVESTING ACTIVITIES:
  Net sales of marketable securities                               --         248
  Note receivable from parent company, net activity                --       1,000
  Additions to land, buildings and equipment                     (494)       (735)
  Dispositions of land, buildings and equipment                    23          28
  Acquisition costs, net of cash acquired                          --         (91)
                                                             --------    --------
  NET CASH FOR INVESTING ACTIVITIES                              (471)        450
                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in current portion of long-term debt                 (1,900)      1,900
  Additions in long-term debt                                   5,000          --

  Reductions in long-term debt                                   (118)     (1,986)
  Proceeds from issuance of common stock                          807          23
  Purchase of treasury stock                                     (195)         --
                                                             --------    --------

  NET CASH FROM FINANCING ACTIVITIES                            3,594         (63)
                                                             --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          (455)     (2,037)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                             4,827      10,041
                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,372    $  8,004
                                                             ========    ========

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

In August 1993, the Company completed an initial public offering in which 2,668,000 shares were sold for net proceeds of $29,775,000. The shares sold represented 18.3% of the outstanding shares of the Company. The Company has subsequently repurchased 273,000 shares of its outstanding common stock, increasing NEC's ownership to 82.2% of the common stock of the Company.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations expected for the year.

                      STECK-VAUGHN PUBLISHING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Note 2 - Investments

All marketable securities are classified as available-for-sale securities. During the three months ended March 31, 1997 and 1996, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3 - Inventories and Supplies

                                    March 31,   December 31,   March 31,
(amounts in thousands)                1997        1996           1996
                                    -------      -------        -------
Finished Goods                      $23,505      $21,213        $19,924
Work in process                          72           72            128
Raw materials and supplies              613          491            673
                                    -------      -------        -------
Total                               $24,190      $21,776        $20,725
                                    =======      =======        =======

Note 4 - Business Combinations

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and borrowings of $9,000,000 under the revolving bank credit agreement. The acquisition was accounted for using the purchase method of accounting.

Note 5 - Earnings Per Share

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," establishing a new methodology for the calculation of earnings per share. If earnings per share had been determined under the new standard, both basic and diluted earnings per share would be unchanged from the current presentation on the Statements of Income.

Note 6 - Pending Transactions

On March 13, 1997, NEC and Harcourt General, Inc. (Harcourt) signed a definitive merger agreement whereby Harcourt would acquire all of the outstanding common shares of NEC for $21.00 per share pursuant to a tender offer which would expire at midnight on May 27, 1997. The tender offer is subject to customary terms and conditions, including, among other things, shareholders of NEC tendering at least a majority of the total number of outstanding common shares on a fully diluted basis. Harcourt has announced that the Hart-Scott-Rodino antitrust waiting period for the tender offer has expired.

Harcourt also indicated in its announcement of April 16, 1997, that it plans, subject to its ability to effectuate the merger with NEC, to seek to acquire the outstanding shares of common stock of the Company not currently owned by NEC at a price per share of $14.00. Harcourt has not yet determined the manner in which it would seek to acquire the Company shares or the timing of any such acquisition. Harcourt reserved the right to change its plan to acquire Company shares and, accordingly, there can be no assurance that it will acquire the shares.

                      STECK-VAUGHN PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Percentage of Net Revenues
                                    Three Months Ended       Percentage
                                        March 31,           Change From
                                     1997      1996       Prior Year Period
                                     ----      ----       -----------------
Net Revenues:
Core Business:
  Elementary/High School             44.5%     46.3%           (1.6)%
  Adult education                    18.0      18.2             0.7
  Library                            20.2      24.1           (14.0)
                                    -----     -----
                                     82.7      88.6            (4.5)
Summit Learning                      11.8      11.4             5.5
Edunetics                             5.5       --
                                    -----     -----

Total Net Revenues                  100.0     100.0             2.3

  Product costs and fulfillment      30.2      33.3            (7.1)
                                    -----     -----

Gross Profit                         69.8      66.7             7.0

  Product development                19.4      17.2            15.3
  Selling and marketing              30.3      32.3            (3.9)
  General and administrative          8.0       8.2            (0.6)
  Provision for doubtful accounts     0.1       0.1            33.3
  Amortization of acquired
    intangible assets                 3.5       2.2            61.3
                                    -----     -----

Operating Income                      8.5       6.7            29.2

  Interest income                     0.3       2.1           (83.1)
  Interest expense                   (1.6)     (0.5)          248.0
                                    -----     -----
Income Before Income Taxes            7.2       8.3           (12.0)

  Income taxes                        2.8       3.1            (9.6)
                                    -----     -----
Net Income                            4.4%      5.2%          (13.4)
                                    =====     =====

                      STECK-VAUGHN PUBLISHING CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET REVENUES


   Revenues by Product Line              Three Months Ended
                                               March 31,
     (amounts in thousands)                 1997     1996
                                          -------   -------
Core Business
     Elementary and High School (El/Hi)   $ 7,035   $ 7,152
     Adult Education                        2,840     2,821
     Library                                3,200     3,719
                                          -------   -------
                                           13,075    13,692

Summit Learning                             1,866     1,769
Edunetics                                     877        --
                                          -------   -------

     Total                                $15,818   $15,461
                                          =======   =======


Revenues increased 2.3% over the same quarter of the previous year, attributable to increased sales at Summit Learning and revenues provided by the acquisition of Edunetics in April 1996. Core business sales declined primarily due to lower library sales and transitional issues related to the sales staff in 1997.

El/Hi sales for the three months ended March 31, 1997, were relatively flat compared to 1996, as the elementary sales force transitioned from selling only print-based products to selling both print and technology-based products. Adult sales for the first quarter were also consistent with the same period in 1996, as certain smaller, less profitable adult sales territories were consolidated. Sales of Educational Development Laboratories (EDL) products increased for the quarter.

Library sales were down 14.0% for the quarter compared to 1996. The decrease in sales was due to higher 1996 sales related to the 1996 release of the revised 53-volume Portrait of America series and non-recurring stocking orders from distributors stemming from the inauguration of the Company's exclusive distribution agreement with Wayland Publishers. Sales in 1997 were boosted by the fall release of the 24-volume Raintree Illustrated Science Encyclopedia
(RISE) and the new independent library sales force formed in fall 1996.

Summit Learning sales improved 5.5% with the timely release in 1997 of math and science catalogs and strong residual business from fall catalogs. A new curriculum integration sales group was assembled at the beginning of the quarter to facilitate sales of Edunetics and the Company's other technology products.

                      STECK-VAUGHN PUBLISHING CORPORATION


PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCT COST AND FULFILLMENT EXPENSE

Product cost and fulfillment expense as a percentage of revenues decreased for the three-month period ended March 31, 1997, as compared to 1996, primarily due to the inclusion of Edunetics in 1997. Product cost and fulfillment for the Company's core business operations for the three months ended March 31, 1997, represented 26.5% of core business revenues, as compared to 29.4% for the same period in the previous year, due to reduced library sales, lower sales to wholesalers due to the new independent library sales group, increased sales of EDL technology products, and the reduction of paper prices last year. Product costs of Edunetics products for the three months ended March 31, 1997, represented 5.4% of Edunetics revenue, reflecting the higher margins earned on technology products. Summit Learning's product and fulfillment costs, at 67.5% of revenues, reflect the non-proprietary nature of the product line and increased over the prior year period due to increased product cost.

PRODUCT DEVELOPMENT EXPENSE

The following table reconciles product development investment to product development expense for each of the periods indicated:


                                               Three Months Ended
                                                    March 31,       Percentage
       (amounts in thousands)                    1997       1996     Change
                                              ---------- --------   ----------
       Product development investment         $ 3,216    $ 2,887       11.4%
       Plant and software costs capitalized      (830)    (1,197)     (30.7)

       Plant costs amortized                      688        976      (29.5)
                                              -------    -------
       Product development expense            $ 3,074    $ 2,666       15.3
                                              =======    =======




Product development investment for the three months ended March 31, 1997, increased 11.4% as compared to the prior year, primarily attributable to the acquisition of Edunetics in April 1996. Capitalized costs were lower due to the timing of development costs in 1997, and amortization expense was lower than last year due to the implementation of the new amortization rate schedule for new products.

                      STECK-VAUGHN PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING AND MARKETING EXPENSE

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:


                                           Three Months Ended
                                                March 31,        Percentage
      (amounts in thousands)                1997       1996        Change
                                          -------    --------    ----------
      Selling and marketing costs         $ 7,294    $ 6,661         9.5 %
      Selling and marketing deferred       (2,502)    (1,672)      (49.6)
                                          -------    -------
      Net selling and marketing expense   $ 4,792    $ 4,989        (3.9)
                                          =======    =======


Selling and marketing costs increased 9.5% for the three months ended March 31, 1997, as compared to the prior year, due to the inclusion of Edunetics sales costs, particularly the new curriculum integration sales group formed to facilitate the sale of technology products. Net selling and marketing expense decreased 3.9% for the three months ended March 31, 1997, as compared to the prior year, due to the deferral of a portion of the Company's selling and marketing costs reflecting the seasonal nature of the Company's traditional selling cycle.

Operating Income by Product Line

                         Three Months Ended     Percentage of
                              March 31,           Revenue
  (amount in thousands)    1997      1996      1997     1996
                         ------------------    ---------------
Core Business            $ 2,348    $ 1,251     18.0%    9.1%

Summit Learning             (237)      (216)

Edunetics                   (774)        --
                         -------    -------

Total Operating Income   $ 1,337    $ 1,035      8.5%    6.7%
                         =======    =======




Operating income as a percentage of revenues for the three months ended March 31, 1997, as compared to 1996, increased for the core business primarily due to lower product costs, reduced plant amortization, and the pass-through from NEC of insurance credits of $373,000 arising from favorable loss experience.
Summit Learning reported an operating loss reflecting the seasonally lower sales in the first quarter and the high investment in catalogs. Edunetics reported an operating loss due to lower than expected sales as the recently-hired curriculum integration sales specialists worked to identify potential major accounts and cultivate sales.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization expense increased due to the acquisition of Edunetics in April
1996.

                      STECK-VAUGHN PUBLISHING CORPORATION



PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST INCOME AND EXPENSE

Interest income for the three-month period ended March 31, 1997 was lower than the previous year, reflecting lower cash on hand as the result of recent acquisitions and termination of the Company's loans to NEC. Interest expense for the period was higher than prior year due to debt incurred for the acquisition of Edunetics.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations and the Company's bank line of credit. The Company's uses of cash include product development, capital expenditures, working capital requirements, and selected acquisitions of complementary businesses and product lines.

At March 31, 1997, the Company had $5,819,000 in cash and marketable securities versus $9,507,000 at March 31, 1996. The decrease was primarily attributable to the use of cash on hand to purchase Edunetics.

Net cash outflow for operating activities for the three months ended March 31, 1997, of $3,604,000 was $1,180,000 higher than the prior year period. The increase reflects inordinate accrued liabilities in the first quarter of 1996 relating to the start-up of Summit Learning and inventory purchases under the new distribution agreements with Wayland Publishers and Abdo.

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd. for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and borrowings under the Company's bank line of credit.

The Company maintains a revolving bank credit agreement in the amount of $15,000,000 with a maturity date of June 10, 1998. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. At March 31, 1997, $12,000,000 was outstanding under the bank credit facility.

The $1,900,000 note issued in conjunction with the purchase of EDL was paid in full in March 1997.

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



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1       Restated Certificate of Incorporation of the Company (1)

     3.2       By Laws of the (1) Company

     4.1       Specimen of Common Stock Certificate of the Company

    10.1 Modification and Renewal of Note, dated December 28, 1992, between NationsBank of Texas, N.A., as holder, and Steck-Vaughn Company, as borrower, secured by and as purchase money for the Company's distribution center in Austin, Texas. (2)

    10.2 Agreement, dated June 1, 1990, between the American Council on Education and Steck-Vaughn Company, granting exclusive license for reproduction and distribution of official GED Practice Tests and Addendum effective July 28, 1992. (3)

    10.3 Form of Intercompany Agreement between the Company and National Education Corporation. (4)

    10.4 First Amendment to Intercompany Agreement between the Company and National Education Corporation dated June 10, 1994. (5)

    10.5 Form of Tax Sharing Agreement between the Company and National Education Corporation. (6)

    10.6 Form of Indemnification Agreements between the Company and its Officers and Directors. (7)

    10.7       The Company's 1993 Stock Option Plan as amended. (8)

    10.8       National Education Corporation Supplemental Executive Retirement
               Plan (9)

    10.9 Revolving Line of Credit Note and Option Agreement between the Company and National Education Corporation, dated February 28, 1995 (10)

    10.10 Addendum to Agreement between the American Council on Education and and Steck-Vaughn Company extending the expiration of the Agreement to August 31, 2001 (11)

    10.11      The Company's 1995 Directors' Stock Option and Award Plan (12)

    10.12 Renewal and Extension Agreement between the Company and National Education Corporation, effective December 31, 1995 (13)

    10.13 First Amendment to Stock Option Agreement between the Company and National Education Corporation, effective December 31, 1995.
               (14)

    10.14 Letter Amendment to Stock Option Agreement between the Company and National Education Corporation, dated February 1, 1996. (15)

    10.15 Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (16)

                      STECK-VAUGHN PUBLISHING CORPORATION



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    10.16 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 29, 1996. (17)

    10.17     Second Renewal and Extension Agreement between the Company and
              National   Education Corporation, effective March 31, 1996. (18)

    10.18 Second Amendment to Stock Option Agreement between the Company and National Education Corporation, effective March 31, 1996.
              (19)

    10.19 Third Renewal and Extension Agreement between the Company and National Education Corporation, effective June 30, 1996. (20)

    10.20 Third Amendment to Stock Option Agreement between the Company and National Education Corporation, effective June 30, 1996 .(21)

    10.21 Employment Agreement between the Company and Anita Kopec dated September 10, 1996 .(22)

    10.22 Revised and Restated Office Lease dated January 30, 1997, between Quarry Lake Business Center, Ltd., as landlord and Steck-Vaughn company, as tenant, for the Company's principal offices in Austin, Texas, beginning November 1, 1996 (23)

    11.1      Statement re Calculation of Earnings Per Share.(24)

    27        Financial Data Schedule. (25)

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

(6) Incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 1 to S-1 Registration Statement.

(7) Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to S-1 Registration Statement.

(8) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, file no. 333- 22235, filed with the Securities and Exchange Commission on February 24, 1997.

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

(17) Incorporated by reference to Exhibit 10.18 in the Company's Form 10-Q for the quarterly ended March 31, 1996, filed with the Securities and Exchange commission on May 14, 1996.

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

(23) Incorporated by reference to Exhibit 10.22 in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

(24)     Filed herewith.

(25)     Filed only with electronic version of Form 10-Q.

                      STECK-VAUGHN PUBLISHING CORPORATION



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STECK-VAUGHN PUBLISHING CORPORATION


Date:  May 9, 1997                           By /s/  FLOYD D. ROGERS
                                               --------------------------------
                                               Floyd D. Rogers
                                               Vice President, Finance and
                                               Chief Financial Officer

                      STECK-VAUGHN PUBLISHING CORPORATION



                                 EXHIBIT INDEX



    EXHIBIT NO.               EXHIBIT
    -----------               -------

         11.1         Statement re Calculation of Earnings Per Share.

         27.1         Financial Data Schedule.