Form 10-Q
period 1997-06-30
STECK VAUGHN PUBLISHING CORP
filed 1997-08-15
CIK 904081

STECK-VAUGHN PUBLISHING CORPORATION
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                        Commission file number 0-21730


                      STECK-VAUGHN PUBLISHING CORPORATION
            (Exact name of registrant as specified in its charter)


                   Delaware                          I.R.S. No. 33-0556929
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                      Identification No.)


           4515 Seton Center Parkway Suite 300, Austin, Texas 78759 (Address of principal executive offices) (Zip Code)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,499,048 common stock shares outstanding at July 24, 1997.

                                  STECK-VAUGHN PUBLISHING CORPORATION
                                       CONSOLIDATED BALANCE SHEETS

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
                                                       June 30,      December 31,     June 30,
(amounts in thousands, except share amounts)                1997              1996         1996
                                                     ----------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $   6,820      $     4,827    $   1,682
   Marketable securities                                  1,457            1,447        1,399
   Receivables, net of allowance of $2,215, $1,342       20,679           17,492       16,864
       and $1,421
   Inventories and supplies                              24,341           21,776       21,090
   Prepaid and deferred marketing expenses                4,436            1,635        4,290
   Note receivable from parent company                       -                -         3,000
   Deferred plant costs                                   3,713            3,876        2,780
   Other current assets                                   2,618            2,910        2,331
                                                      ---------------------------------------
      Total current assets                               64,064           53,963       53,436

LAND, BUILDINGS AND EQUIPMENT, net                        9,945            9,866        8,863
ACQUIRED INTANGIBLE ASSETS, net                          15,788           14,655       15,274
DEFERRED PLANT COSTS                                      4,409            4,042        3,398
OTHER ASSETS                                              2,414            2,342        1,348
                                                      -----------------------------------------
                                                      $  96,620        $  84,868    $  82,319
                                                      =========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses              $   6,490        $   6,618    $   6,779
   Accrued royalties                                      2,875            2,296        2,730
   Accrued commissions                                      893              736          984
   Accrued salaries, wages and bonuses                    1,992            1,965        1,152
   Payable to parent company                                551              976          631
   Current portion of long-term debt                        486            3,547        2,345
   Accrued and deferred income taxes                      2,271            2,266          684
   Other liabilities                                         11               49          189
                                                     ------------------------------------------
      Total current liabilities                          15,569           18,453       15,494

LIABILITIES PAYABLE AFTER ONE YEAR
   Long-term debt, less current portion                  17,907            6,731       12,063
   Deferred income taxes                                    -                  -          629
                                                     -----------------------------------------
                                                         17,907             6,731      12,692
                                                     -----------------------------------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 5,000,000 shares        -                 -           -
      authorized and unissued
   Common stock, $.01 par value; 25,000,000 shares          148              146          146
      authorized; 14,772,000, 14,600,000, and 14,587,000
      shares issued
   Additional paid-in capital                            38,085           36,998       36,855
   Retained earnings                                     26,869           24,313       18,964
   Unrealized gain on marketable securities, net of          70               60            1
      tax effect                                     -----------------------------------------
                                                         65,172           61,517       55,966
   Treasury stock, at cost (273,000, 255,000 and         (2,028)          (1,833)      (1,833)
      255,000 shares)
                                                     -------------------------------------------
      Total stockholders' equity                         63,144           59,684       54,133
                                                     -------------------------------------------
                                                       $ 96,620         $ 84,868     $ 82,319


See Notes to Consolidated Financial Statements.



                                  STECK-VAUGHN PUBLISHING CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS




Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,

(amounts in thousands, except per             1997           1996          1997          1996
   share amounts)                       -------------------------    ------------------------
NET REVENUES                            $   23,014     $   18,296    $   38,832    $   33,757
  Product costs and fulfillment              6,857          5,704        11,634        10,846
                                        -------------------------    ------------------------
GROSS PROFIT                                16,157         12,592        27,198        22,911

  Product development                        3,510          3,198         6,584         5,864
  Selling and marketing                      7,041          5,798        11,833        10,787
  General and administrative                 1,569          1,335         2,829         2,603
  Provision for doubtful accounts               80             30           100            45
  Amortization of acquired intangible assets   602            465         1,160           811
  Write-off of acquired in-process research
          and development costs                -            4,100           -           4,100
                                        --------------------------   -------------------------
OPERATING INCOME (LOSS)                      3,355         (2,334)        4,692        (1,299)

   Interest income                              51            265           106           590
   Interest expense                           (347)          (218)         (608)         (293)
                                        --------------------------   -------------------------

INCOME (LOSS) BEFORE INCOME TAXES            3,059         (2,287)        4,190        (1,002)
   Income taxes                              1,193            689         1,634          1,177
                                       ---------------------------  --------------------------
NET INCOME (LOSS)                      $     1,866     $   (2,976)  $     2,556    $   (2,179)
                                       ===========================  ==========================
EARNINGS (LOSS) PER SHARE              $      0.13     $    (0.21)  $      0.18    $    (0.15)
                                       ===========================  ==========================
WEIGHTED AVERAGE SHARES OUTSTANDING         14,722         14,429        14,512         14,407
                                       ==========================   ==========================

See Notes to Consolidated Financial Statements.


                              STECK-VAUGHN PUBLISHING CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

Part I.     FINANCIAL STATEMENTS
Item 1.     Financial Statements

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
(amounts in thousands)                         1997           1996          1997          1996
                                              --------------------        --------------------
CASH FLOWS FOR OPERATING ACTIVITIES:
  Net Income                                    $ 1,866  $ (2,976)        $  2,556   $ (2,179)
  Adjustments to reconcile net income to cash
    used for operating activities:
      Depreciation and amortization                 538       283              958        569
      Amortization of acquired                      602       465            1,160        811
       intangible assets
      Write-off of acquired in-process research
       and development costs                        -       4,100                -      4,100
      Provision for doubtful accounts                80        30              100         45
      Loss (gain) on sale of assets                 -          (1)              14         (2)
      Change in assets and liabilities net
       of effects from  acquisitions:
          Receivables                            (4,069)     (3,300)          (3,287)  (4,449)
          Inventories and supplies                 (151)       (259)          (2,565)  (2,875)
                Prepaid and deferred                177         388           (2,801)  (2,834)
                marketing expenses
          Deferred plant costs                      (35)        (88)            (204)    (309)
          Receivable from/payable to parent        (264)         95             (425)    (668)
          Accounts payable and accrued expenses   1,555      (3,121)             598      914
          Other                                    (397)        (66)             220        3
                                                 ---------------------    ---------------------
  NET CASH USED FOR OPERATING ACTIVITIES            (98)     (4,450)          (3,676)  (6,874)
                                                 ---------------------    ---------------------
CASH FLOWS FOR INVESTING ACTIVITIES:
  Net sales of marketable securities                  4          85                4       333
  Note receivable from parent company, net
      activity                                      -          -                 -       1,000
  Additions to land, buildings and equipment       (605)       (802)          (1,099)   (1,537)
  Dispositions of land, buildings and equipment       6           4               29        32
  Acquisition costs, net of cash acquired        (2,293)    (10,658)          (2,293)  (10,749)
                                                --------------------      ---------------------
  NET CASH FOR INVESTING ACTIVITIES              (2,888)    (11,371)          (3,359)  (10,921)
                                                --------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in current portion of long-term debt      -        (1,444)          (1,900)      456
  Additions to long-term debt                     5,278      11,024           10,278    11,024
  Reductions in long-term debt                     (126)        (85)            (244)   (2,071)
  Proceeds from issuance of common stock            282           4            1,089        27
  Purchase of treasury stock                        -           -               (195)      -
                                               ---------------------      ---------------------
  NET CASH FROM FINANCING ACTIVITIES              5,434       9,499            9,028     9,436
                                               ---------------------      ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS           2,448      (6,322)           1,993    (8,359)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                               4,372       8,004            4,827    10,041
                                               ---------------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF            $  6,820  $  1,682         $    6,820  $  1,682
PERIOD                                         =====================      ======================

See Notes to Consolidated Financial Statements.


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

In August 1993, the Company completed an initial public offering in which 2,668,000 shares were sold for net proceeds of $29,775,000. The shares sold represented 18.3% of the outstanding shares of the Company. The Company subsequently repurchased 273,000 shares of its outstanding common stock, increasing NEC's ownership to 82.1% of the common stock of the Company.

In June 1997, Harcourt General, Inc. (Harcourt) completed its tender offer to acquire all of the outstanding shares of NEC. As a result, Harcourt is now the owner of the 82.1% of the Company's outstanding common stock previously held by NEC. In connection with the acquisition of the Company's stock by Harcourt, all of the officers of the Company resigned their officer responsibilities and continued in their operational roles, with the exception of the president, and the Chairman and Executive Officers of Harcourt became officers of the Company. The Company has retained its historical basis of accounting, and Harcourt has not reflected its fair value adjustments in these financial statements.

In July 1997, Harcourt submitted an offer for all of the outstanding shares of common stock of the Company not currently owned by Harcourt at a price per share of $14.00. The independent directors of the Company have been considering that offer, but no merger agreement has been signed.

Due to the seasonal naany's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to properly match the costs with revenues.

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

                             STECK-VAUGHN PUBLISHING CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Note 2 - Investments

All marketable securities are classified as available-for-sale securities. During the six months ended June 30, 1997 and 1996, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3 - Inventories and Supplies

                                                   June 30,    December 31,       June 30,
(amounts in thousands)                               1997          1996             1996
                                                  ----------------------------------------

Finished Goods                                    $ 23,605        $ 21,213       $ 20,365
Work in process                                         72              72             72
Raw materials and supplies                             664             491            653
                                                  ----------------------------------------
Total                                             $ 24,341        $ 21,776       $ 21,090
                                                  ========================================

Note 4 - Business Combinations

On May 23, 1997, the Company acquired substantially all of the rights to The Integrator product from The Conover Company, Ltd. for cash consideration of $2,250,000. The Integrator is a technology-based product which provides basic skills training customized to the aptitude and career interests of adult students. The acquisition was accounted for using the purchase method of accounting.

On April 30, 1996, the Company acquired all of the stock of Edunetics Ltd., an Israel corporation engaged in the development of educational software, for cash consideration of $12,000,000. At closing, the purchase price was funded by cash on hand and borrowings of $9,000,000 under the revolving bank credit agreement. The acquisition was accounted for using the purchase method of accounting.

Note 5 - Earnings Per Share

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," establishing new methodology for the calculation of earnings per share. If earnings per share had been determined under the new standard, both basic and diluted earnings per share would be unchanged from the current presentation on the Consolidated Statements of Operations.


                                  STECK-VAUGHN PUBLISHING CORPORATION

Part I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

                                            Percentage of      Percentage of      Percentage
                                            Net Revenues       Net Revenues       Change From
                                         Three Months Ended  Six Months Ended     Prior Year
                                              June 30,            June 30           Period
                                            1997       1996     1997     1996       Q2    YTD
                                          ------    -------   ------   ------   ------ ------
Net Revenues:
Core Business:
     Elementary/High School                49.3%      38.3%    47.3%     41.9%    62.0% 29.8%
     Adult education                       18.6       18.3     18.3      18.3     28.1  15.6
     Library                               18.1       23.3     19.0      23.7     (2.3) (7.7)
                                          ------    -------   ------   ------   ------ ------
                                           86.0       79.9     84.6      83.9     35.4  16.1
Summit Learning                            11.0       14.0     11.4      12.8     (1.4)  1.4
Edunetics                                   3.0        6.1      4.0       3.3    (37.9) 40.4
                                          ------     ------   ------   ------   ------ ------
Total Net Revenues                        100.0      100.0    100.0     100.0     25.8  15.0

    Product costs and fulfillment          29.8      31.2      30.0      32.1     20.2   7.3
                                          ------     ------   ------   ------   ------ ------
Gross Profit                               70.2      68.8      70.0      67.9     28.3  18.7

    Product development                    15.3      17.5      17.0      17.4      9.8  12.3
    Selling and marketing                  30.6      31.7      30.4      32.0     21.4   9.7
    General and administrative              6.8       7.3       7.3       7.7     17.5   8.7
    Provision for doubtful accounts         0.3       0.2       0.2       0.1    166.7 122.2
    Amortization of acquired
          intangible assets                 2.6       2.5       3.0       2.4     29.5  43.0
    Write-off of acquired in-process
         research and development costs     -        22.4       -        12.1      -     -
                                          ------     ------   ------   ------   ------ ------
Operating Income                           14.6     (12.8)     12.1      (3.8)     -     -

    Interest income                         0.2       1.5       0.3       1.7    (80.8)(82.0)
    Interest expense                       (1.5)     (1.2)     (1.6)     (0.9)    59.2 107.5
                                          ------     ------   ------   -------  ------ ------
Income Before Income Taxes                 13.3     (12.5)     10.8      (3.0)     -    -

    Income taxes                            5.2       3.8         4       3.5     73.1  38.8
                                          ------     ------  -------  --------  ------ ------

Net Income                                  8.1%    (16.3%)     6.6%     (6.5)%   -     -
                                          ======     ======  =======  =======   ====== ======

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

                      STECK-VAUGHN PUBLISHING CORPORATION

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Revenues


Revenues by Product Line           Three Months Ended              Six Months Ended
                                         June 30,        1996        June 30,           1996
     (amounts in thousands)          1997      1996 (pro forma)    1997     1996     (pro forma)
                                ===============================    ==============================

  Core Business
     Elementary and High School $ 11,337  $  7,000    $  8,856     $ 18,372  $ 14,152   $ 16,008
        (El/Hi)
     Adult Education               4,278     3,339       3,986        7,118     6,160      6,807
     Library                       4,175     4,272       4,969        7,375     7,991      8,688
                                ------------------------------     -----------------------------
                                  19,790    14,611      17,811       32,865    28,303     31,503


  Summit Learning                  2,529     2,565       2,565        4,395     4,334      4,334
  Edunetics                          695     1,120       1,120        1,572     1,120      1,120
                                ------------------------------    ------------------------------
     Total                      $ 23,014  $ 18,296    $ 21,496    $ 38,832   $ 33,757   $ 36,957
                                ==============================    ==============================

For the second quarter of 1996, the Company reported pro forma revenues which included an additional $3,200,000 of revenues attributable to the backlog of shippable orders at June 30, 1996, resulting from the installation of a new warehouse management system. These pro forma revenues are reported above and referenced below for consistency.

Revenues increased 25.8% (7.1% on a pro forma basis) over the second quarter last year as revenues in both El/Hi and Adult were strong. Year-to-date, sales are up 15.0% (5.1% pro forma) primarily due to strength in El/Hi and a full six months of selling Edunetics products.

El/Hi revenues rose 62.0% (28.0% pro forma) versus last year's second quarter primarily as a result of increasing sales of the Company's core products. Basic skills products such as Phonics and Reading Comprehension and the Company's test preparation and assessment products provided much of the increase. In addition, the Company successfully introduced Pair-It Books, a 50-title series for emergent readers, and revised versions of World History and You and America's Story.

Adult product sales were up 28.1% (7.3% pro forma) over the same three months in 1996 primarily due to the availability of increased Federal funding and the improvement in sales of the Educational Development Laboratories (EDL) technology product line. The increase in the second quarter, after being flat in the previous quarter, reflects the stabilization of the sales force following the consolidation of territories in the first quarter of 1997.

Library sales were down 2.3% (down 16.0% pro forma) for the quarter against 1996 as school districts have trimmed library budgets and the new independent sales force has not made up for the loss of school business with significant increases in sales to public libraries.

                      STECK-VAUGHN PUBLISHING CORPORATION

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summit sales are essentially flat for both the second quarter and year-to-date. Revenues were increased by orders from this season's science catalog and residual business from last fall's catalogs. In addition, Summit issued its first language arts catalog in March and its first spring consumer catalog in April, both of which contributed incremental revenues this quarter. These positive results were offset by lower responses to the spring math catalogs.



Product Cost and Fulfillment Expense

Product cost and fulfillment expense as a percentage of revenues decreased for the three-month period ended June 30, 1997, as compared to 1996. Product cost and fulfillment for the Company's core business operations for the three months ended June 30, 1997, represented 26.3% of core business revenues, as compared to 28.2% for the same period in the previous year, primarily due to reduced library sales, increased sales of EDL technology products, and the reduction of paper prices last year. Product costs of Edunetics products for the three months ended June 30, 1997, represented 12.2% of Edunetics revenue, reflecting the higher margins earned on technology products. Summit Learning's product and fulfillment costs, at 62.1% of revenues, compared to 56.7% for the same period of the prior year, reflect the non-proprietary nature of the product line and increased over the prior year period primarily due to product mix.

Product Development Expense

The following table reconciles product development investment to product development expense for each of the periods indicated:

                                              Three Months Ended              Six Months Ended
                                                   June 30,       Percentage         June 30,     Percentage
      (amounts in thousands)                    1997    1996        Change       1997    1996        Change
                                            --------------------------------  -------------------------------

      Product development investment        $ 3,572  $ 3,287          8.7%    $ 6,789  $ 6,174       10.0%
      Plant and software costs capitalized     (994)    (809)        22.9      (1,825)  (2,006)      (9.0)
      Plant costs amortized                     932      720         29.4       1,620    1,696       (4.5)
                                            -----------------                 -----------------
      Product development expense           $ 3,510  $ 3,198          9.8     $ 6,584  $ 5,864       12.3
                                            =================                 =================

Product development investment for the three months ended June 30, 1997, increased 8.7% as compared to the prior year, primarily attributable to the expansion of the Company's technology development unit, both in the Company's main office as well as the Edunetics development operation in Israel. Capitalized costs were higher than last year due to the timing of development costs in 1997, and amortization expense was higher due to the implementation of a new amortization rate schedule for new products.

                      STECK-VAUGHN PUBLISHING CORPORATION


Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling and Marketing Expense

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:


                                      Three Months Ended             Six Months Ended
                                            June 30,    Percentage       June 30,       Percentage
   (amounts in thousands)                1997     1996    Change        1997     1996      Change
                                      ---------------------------   ------------------------------
   Selling and marketing costs        $ 7,035    $ 6,253   12.5%    $ 14,328    $ 12,914   10.9%
   Selling and marketing deferred           6       (455)   -         (2,495)     (2,127) (17.3)
                                      -------------------           ---------------------
   Net selling and marketing expense  $ 7,041    $ 5,798   21.4     $ 11,833    $ 10,787    9.7
                                      ===================           =====================

Selling and marketing costs increased 12.5% for the three months ended June 30, 1997, as compared to the prior year, primarily due to additional marketing programs and the new curriculum integration sales group formed to facilitate the sale of technology products. Net selling and marketing expense increased 21.4% for the three months ended June 30, 1997, as compared to the prior year, primarily due to the timing of revenues attributable to the Company's policy of deferring a portion of the Company's selling and marketing costs.

General and Administrative Expense

General and administrative expense increased 17.5% for the three months ended June 30,1997, as compared to the prior year, due to the inclusion of Edunetics for the full quarter.

Amortization of Acquired Intangible Assets

Amortization expense increased due to the acquisition of Edunetics in April
1996.

Operating Income by Product Line

                                            Three Months Ended      Six Months Ended
                                                 June 30,               June 30,
           (amounts in thousands)             1997       1996       1997        1996
                                           -------------------    --------------------
          Core Business                    $ 4,124   $ 1,939      $ 6,472     $ 3,189
          Summit Learning                      188        15          (49)       (200)
          Edunetics                           (957)     (188)      (1,731)       (188)
                                           -------------------    --------------------
                                             3,355     1,766        4,692       2,801

          Write-off of research
             and development                   -      (4,100)                  (4,100)
                                           __________________     ____________________

          Operating Income                 $ 3,355  $ (2,334)     $ 4,692     $(1,299)
                                           ==================     ====================

                        STECK-VAUGHN PUBLISHING CORPORATION

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating income as a percentage of revenues for the three months ended June 30, 1997, as compared to 1996, increased for the core business primarily due to higher revenues and lower relative product costs. The increase in Summit Learning's operating income was due to savings on catalogs. Edunetics reported an operating loss due to lower than expected sales as the recently-hired curriculum integration sales specialists worked to identify potential major accounts and cultivate sales.

Interest Income and Expense

Interest income for the three-month period ended June 30, 1997 was lower than the previous year, reflecting termination of the Company's loans to NEC. Interest expense for the period was higher than prior year due to debt incurred for the acquisition of Edunetics.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations and the Company's bank line of credit. The Company's uses of cash include product development, capital expenditures, working capital requirements, and selected acquisitions of complementary businesses and product lines.

At June 30, 1997, the Company had $8,277,000 in cash and marketable securities versus $3,081,000 at June 30, 1996. The increase was primarily attributable to the use of cash on hand to purchase Edunetics last year.

Net cash outflow for operating activities for the three months ended June 30, 1997, of $98,000 was $4,352,000 lower than the prior year period. The decrease reflects the payment in the second quarter of 1996 of accrued liabilities relating to the start-up of Summit Learning and inventory purchases under the new distribution agreements with Wayland Publishers and Abdo.

On May 23, 1997, the Company acquired substantially all of the rights to The Integrator product line from The Conover Company, Ltd. for cash consideration of $2,250,000. 96, the Company acquired all of the stock of Edunetics Ltd. for cash consideration of $12,000,000. At closing, the purchase prices for both transactions were funded by cash on hand and borrowings under the Company's bank line of credit.

During the second quarter, the Company extended its revolving bank credit agreement to $20,000,000 and the maturity date to April 10, 1999. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. At June 30, 1997, $17,000,000 was outstanding under the bank credit facility.

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

   10.14 Letter Amendment to Stock Option Agreement between the Company and National Education Corporation, dated February 1, 1996. (15)

   10.15 Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (16)

                      STECK-VAUGHN PUBLISHING CORPORATION



Part II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K


   10.16 Second Renewal and Extension Agreement between the Company and NationalEducation Corporation, effective March 31, 1996. (17)

   10.17 Second Amendment to Stock Option Agreement between the Company and National Education Corporation, effective March 31, 1996. (18)

   10.18 Third Renewal and Extension Agreement between the Company and National Education Corporation, effective June 30, 1996. (19)

   10.19 Third Amendment to Stock Option Agreement between the Company and National Education Corporation, effective June 30, 1996 .(20)

   10.20 Employment Agreement between the Company and Anita Kopec dated September 10, 1996 .(21)

   10.21 Revised and Restated Office Lease dated January 30, 1997, between Quarry Lake Business Center, Ltd., as landlord and Steck-Vaughn company, as tenant, for the Company's principal offices in Austin, Texas, beginning November 1, 1996 (22)

   10.22 Agreement entered into July 1, 1997, among Harcourt General, Inc. and the Independent Directors of Steck-Vaughn Publishing Corporation(23) .

   10.23 Agreement dated May 30, 1997, between Harcourt General, Inc. and Steck-Vaughn Publishing Corporation(24).

   10.24 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 10, 1997(25)

   11.1     Statement re Calculation of Earnings Per Share.(25)

   27.1     Financial Data Schedule. (26)

(b)  Reports on Form 8-K
            A Form 8-K was filed on June 19, 1997, reporting Harcourt General's acquisition of 82% of the Company's outstanding shares.

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

     (17) Incorporated by reference to Exhibit 10.19 in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

     (18) Incorporated by reference to Exhibit 10.20 in the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the Securities and Exchange Commission on May 14, 1996.

     (19) Incorporated by reference to Exhibit 10.22 in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

     (20) Incorporated by reference to Exhibit 10.23 in the Company's Form 10-Q for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.

     (21) Incorporated by reference to Exhibit 10.24 in the Company's Form 10-Q for the quarterly period ended September 30, 1996, filed with the Securities and Exchange Commission on November 13, 1996.

     (22) Incorporated by reference to Exhibit 10.22 in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

     (23) Incorporated by reference to Exhibit 99.4 of a Schedule 13D/A dated July 10, 1997 filed by Harcourt General, Inc. and National Education Corporation.

     (24) Incorporated by reference to Exhibit 11(a)(21) to Amendment No. 5 to Schedule 14D-1 of Harcourt General, Inc., dated July 5, 1997.

     (25)   Filed herewith.

     (26)   Filed only with electronic version of Form 10-Q.

                       STECK-VAUGHN PUBLISHING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STECK-VAUGHN PUBLISHING CORPORATION


Date:  August 13, 1997                    By /s/ John Cook
                                          John Cook
                                          Vice President, Finance and
                                          Chief Financial Officer

                                          By /s/ Stephen C. Richards
                                          Stephen C. Richards
                                          Vice President - Controller
                                          Principal Accounting Officer

                       STECK-VAUGHN PUBLISHING CORPORATION

                                 EXHIBIT INDEX



  EXHIBIT NO.   EXHIBIT

  10.22 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 10, 1997.

  11.1          Statement re Calculation of Earnings Per Share.

  27.1          Financial Data Schedule.