Form 10-Q
period 1997-09-30
STECK VAUGHN PUBLISHING CORP
filed 1997-11-14
CIK 904081

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q





   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                        Commission file number         0-21730


                      STECK-VAUGHN PUBLISHING CORPORATION
            (Exact name of registrant as specified in its charter)


                      Delaware              I.R.S. No. 33-0556929
           (State or other jurisdiction        (I.R.S. Employer
         of incorporation or organization)    Identification No.)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,527,166 common stock shares outstanding at November 10, 1997.

                                  STECK-VAUGHN PUBLISHING CORPORATION
                                      CONSOLIDATED BALANCE SHEETS

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                                             Sept 30,   December 31,   Sept. 30,
(amounts in thousands, except share counts)                     1997         1996          1996
                                                             -----------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $11,741       $4,827        $5,636
  Marketable securities                                          895        1,447         1,399
  Receivables, net of allowance of $2,135, $1,342 and $864    22,417       17,492        25,698
  Inventories and supplies                                    25,437       21,776        19,114
  Prepaid and deferred marketing expenses                      1,203        1,635           849
  Deferred plant costs                                         3,899        3,876         2,916
  Other current assets                                         2,399        2,910         2,731
                                                             -----------------------------------
      Total current assets                                    67,991       53,963        58,343

LAND, BUILDINGS AND EQUIPMENT, net                             9,887        9,866         9,393
ACQUIRED INTANGIBLE ASSETS, net                               14,616       14,655        14,697
DEFERRED PLANT COSTS                                           4,059        4,042         3,565
OTHER ASSETS                                                   2,428        2,342           799
                                                             -----------------------------------
                                                             $98,981      $84,868       $86,797
                                                             ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $7,043       $6,618        $7,089
  Accrued royalties                                            2,242        2,296         2,239
  Accrued commissions                                          1,123          736         1,148
  Accrued salaries, wages and bonuses                          2,314        1,965         2,352
  Payable to parent company                                    1,810          976         1,600
  Current portion of long-term debt                              489        3,547         3,195
  Accrued and deferred income taxes                            2,289        2,266           270
  Other liabilities                                                9           49           185
                                                             -----------------------------------
      Total current liabilities                               17,319       18,453        18,078
                                                             -----------------------------------

LIABILITIES PAYABLE AFTER ONE YEAR
Long-term debt, less current portion                          17,782        6,731        10,204
                                                             -----------------------------------
                                                              17,782        6,731        10,204
                                                             -----------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 5,000,000 shares              -            -             -
     authorized and unissued
  Common stock, $.01 par value; 25,000,000 shares authorized;    148          146           146
       14,793,000, 14,600,000, and 14,587,000 shares issued
  Additional paid-in capital                                  37,829       36,998        36,891
   Retained earnings                                          27,831       24,313        23,310
   Unrealized gain on marketable securities, net of tax effect   100           60             1
                                                             -----------------------------------
                                                              65,908       61,517        60,348
   Treasury stock, at cost (273,000, 255,000 and             (2,028)      (1,833)       (1,833)
       255,000 shares)                                       -----------------------------------
      Total stockholders' equity                              63,880       59,684        58,515
                                                             -----------------------------------
                                                             $98,981      $84,868       $86,797
                                                             ===================================

                                  STECK-VAUGHN PUBLISHING CORPORATION
                                   CONSOLIDATED STATEMENTS OF INCOME


Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                                                    Three Months Ended      Nine Months Ended
                                                        Sept. 30,                Sept. 30
(amounts in thousands, except per share amounts)       1997        1996        1997        1996
                                                    --------------------    --------------------
NET REVENUES                                        $26,888     $32,419     $65,720     $66,176
  Product costs and fulfillment                       7,869       8,785      19,503      19,631
                                                    --------------------    --------------------
GROSS PROFIT                                         19,019      23,634      46,217      46,545

  Product development                                 3,654       3,544      10,238       9,408
  Selling and marketing                              10,570       9,772      22,403      20,559
  General and administrative                          1,685       2,518       4,514       5,121
  Provision for doubtful accounts                       116          52         216          97
  Amortization of acquired intangible assets          1,146         556       2,306       1,367
  Write-off of acquired in-process research
          and development costs                         -            -           -        4,100
                                                    --------------------     -------------------
OPERATING INCOME                                      1,848       7,192       6,540       5,893
  Interest income                                        79         120         185         710
  Interest expense                                     (349)       (302)       (957)       (595)
                                                    --------------------     -------------------
INCOME BEFORE INCOME TAXES                            1,578       7,010       5,768       6,008
  Income taxes                                          616       2,664       2,250       3,841
                                                    --------------------     -------------------
NET INCOME                                             $962      $4,346      $3,518      $2,167
                                                    ====================     ===================
EARNINGS PER SHARE                                    $0.07       $0.30       $0.24       $0.15
                                                    ====================     ===================
WEIGHTED AVERAGE SHARES OUTSTANDING                  14,624      14,433      14,560      14,419
                                                    ====================     ===================

                                  STECK-VAUGHN PUBLISHING CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


Part I.     FINANCIAL STATEMENTS
Item 1.     Financial Statements

                                                         Three Months Ended      Nine Months Ended
                                                              Sept. 30,               Sept. 30,
(amounts in thousands)                                    1997        1996        1997        1996
                                                       --------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $962       $4,346     $3,518      $2,167
Adjustments to reconcile net income to cash
used for operating activities:
Depreciation and amortization                              463          395      1,421         964
   Amortization of acquired intangible assets            1,146          556      2,306       1,367
   Write-off of acquired in-process research
         and development costs                             -            -          -         4,100
   Provision for doubtful accounts                         116           52        216          97
   Loss (gain) on sale of assets                           -            -           14          (2)
   Change in assets and liabilities net of effects from
acquisitions:
Receivables                                             (1,854)      (8,877)    (5,141)    (13,326)
     Inventories and supplies                           (1,096)       1,976     (3,661)       (899)
     Prepaid and deferred marketing expenses             3,233        3,441        432         607
     Deferred plant costs                                  164        (303)        (40)       (612)
     Receivable from/payable to parent company           1,259         969         834         301
     Accounts payable and accrued expenses                 469       1,178       1,067       2,092
     Other                                                 309        (902)        529        (899)
                                                      ---------------------  ----------------------
 NET CASH FROM OPERATING ACTIVITIES                      5,171       2,831       1,495      (4,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of marketable securities                       507        (843)     (1,613)     (2,380)
  Note receivable from parent company, net activity        -            27          29          59
  Additions to land, buildings and equipment             (514)         -           511         333
  Dispositions of land, buildings and equipment            -         3,000         -         4,000
  Acquisition costs, net of cash acquired                  26           21      (2,267)    (10,728)
                                                      ---------------------- ----------------------
  NET CASH FROM INVESTING ACTIVITIES                       19        2,205      (3,340)     (8,716)
                                                      ---------------------- ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in current portion of long-term debt               -           801      (1,900)      1,257
  Additions to long-term debt                              -           -        10,278      11,024
  Reductions in long-term debt                            (13)      (1,919)       (257)     (3,990)
  Proceeds from issuance of common stock                   -           -          (195)        -
  Purchase of treasury stock                             (256)          36         833          63
                                                      ---------------------- ----------------------
  NET CASH FROM FINANCING ACTIVITIES                     (269)     (1,082)       8,759       8,354
                                                      ---------------------- ----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 4,921       3,954        6,914      (4,405)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                     6,820       1,682        4,827      10,041
                                                      ---------------------- ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $11,741      $5,636       $11,741     $5,636
                                                      ====================== ======================

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

In June 1997, Harcourt General, Inc. (Harcourt) completed its tender offer to acquire all of the outstanding shares of NEC. As a result, Harcourt is now the owner of the 82.1% of the Company's outstanding common stock previously held by NEC. In connection with the acquisition of the Company's stock by
Harcourt, all of the officers of the Company resigned their officer responsibilities and continued in their operational roles, and the executive officers of Harcourt became officers of the Company. The Company has retained its historical basis of accounting, and Harcourt has not reflected its fair value adjustments in these financial statements.

In September 1997, Harcourt entered into a definitive merger agreement with the Company to acquire all of the outstanding shares of common stock of the Company not currently owned by Harcourt at a price per share of $14.75.
The transaction is expected to close by December 31, 1997.

Due to the seasonal nature of the Company's traditional selling cycle, a substantial portion of selling and marketing costs of the Company are deferred in the first half of the year and fully amortized later in the calendar year to match the costs with revenues.

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

                      STECK-VAUGHN PUBLISHING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Note 2   Investments

All marketable securities are classified as available-for-sale securities. During the nine months ended September 30, 1997 and 1996, the Company did not realize a material gain or loss from the sale of available-for-sale securities.

Note 3   Inventories and Supplies

                                    Sept 30,      December 31,       Sept 30,
     (amounts in thousands)            1997              1996           1996
                                  -------------------------------------------
     Finished Goods                  $24,449           $21,213       $18,341
     Work in process                      72                72            79
     Raw materials and supplies          916               491           694
                                  -------------------------------------------
     Total                           $25,437           $21,776       $19,114
                                  ===========================================

Note 4   Business Combinations

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

Note 5   Earnings Per Share

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

                      STECK-VAUGHN PUBLISHING CORPORATION

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                        Percentage of       Percentage of
                                         Net Revenues       Net Revenues           Percentage
                                      Three Months Ended  Nine Months Ended       Change From
                                          Sept. 30,           Sept. 30,        Prior Year Period
                                       1997       1996      1997       1996        Q3       YTD
Net Revenues:                        -------    -------   -------    -------  -------------------
Core Business:
   Elementary/High School             63.9%      58.3%     54.1%      49.9%       (9.2)%     7.5 %
      Adult education                 14.3       14.4      16.7       16.4       (17.6)      1.3
      Library                         10.9       13.8      15.7       18.8       (34.1)    (17.2)
                                     -------    -------   -------    -------
                                      89.1       86.5      86.5       85.1       (14.5)      0.9
Summit Learning                        9.5        8.3      10.5       10.6        (5.5)     (1.2)
Edunetics                              1.4        5.2       3.0        4.3       (77.4)    (30.4)
                                     -------    -------   -------    -------
Total Net Revenues                   100.0      100.0     100.0      100.0       (17.1)     (0.7)


   Product costs and fulfillment      29.3       27.1      29.7       29.7       (10.4)     (0.7)
                                     -------    -------   -------    -------
Gross Profit                          70.7       72.9      70.3       70.3       (19.5)     (0.7)

   Product development                13.6       10.9      15.6       14.2         3.1       8.8
   Selling and marketing              39.2       30.1      34.0       31.1         8.2       9.0
   General and administrative          6.3        7.8       6.9        7.7       (33.1)    (11.9)
   Provision for doubtful accounts     0.4        0.2       0.3        0.1       123.1     122.7
   Amortization of acquired
       intangible assets               4.3        1.7       3.5        2.1       106.1      68.7
   Write-off of acquired in-process
       research and development costs  -          -         -          6.2         -         -
                                     -------    -------   -------    -------
Operating Income                       6.9       22.2      10.0        8.9       (74.3)     11.0
   Interest income                     0.3        0.4       0.3        1.1       (34.2)    (73.9)
   Interest expense                   (1.3)      (1.0)     (1.5)      (0.9)       15.6      60.8
                                     -------    -------   -------    -------
Income Before Income Taxes             5.9       21.6       8.8        9.1       (77.5)     (4.0)

   Income taxes                        2.3        8.2       3.4        5.8       (76.9)    (41.4)
                                     -------    -------   -------    -------
   Net Income                          3.6%      13.4%      5.4%       3.3%      (77.9)     62.3
                                     =======    =======   =======    =======



The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Net Revenues

 Revenues by Product Line                  Three Months Ended                 Nine Months Ended
                                               Sept. 30,          1996            Sept. 30
     (amounts in thousands)                 1997       1996   (pro forma)       1997       1996
                                         --------------------------------    ------------------
   Core Business
     Elementary and High School (El/Hi)  $17,173    $18,910     $16,474      $35,545   $33,062
     Adult Education                       3,847      4,667       4,124       10,965    10,827
     Library                               2,943      4,465       4,244       10,318    12,456
                                         --------------------------------    ------------------
                                          23,963     28,042      24,842       56,828    56,345


     Summit Learning                       2,544      2,691       2,691        6,939     7,025
     Edunetics                               381      1,686       1,686        1,953     2,806
                                         -------------------------------     ------------------
       Total                             $26,888    $32,419     $29,219      $65,720   $66,176
                                         ===============================     ==================

For the third quarter of 1996, the Company reported pro forma revenues which excluded $3,200,000 of revenues attributable to the backlog of shippable orders at June 30, 1996, resulting from the installation of a new warehouse management system. These pro forma revenues are reported above and referenced below for consistency.

Revenues decreased 17.1% (8.0% on a pro forma basis) as compared to the third quarter last year as revenues in all core business segments declined, particularly in Library. Contract sales of Edunetics products in 1996 which did not repeat in 1997 also adversely affected the quarter's revenues. Year-to-date sales are essentially flat with last year, with El/Hi sales gains offsetting shortfalls in Library.

El/Hi revenues decreased 9.2% but increased 4.2% on a pro forma basis versus last year s third quarter. The pro forma increase is primarily a result of increasing sales of the Company's new products: Pair-It Books, a 50-title series for emergent readers, and revised versions of World History and You and America's Story. The results for the quarter were negatively affected by the conversion in 1997 to a calendar-year commission year from a 1996 sales year that ended on September 30.

Adult product sales were  down 17.6% (6.7% pro forma) as compared  to the same
three months  in 1996  as all  core markets  in the  segment were  weak.   The
segment was also affected by the change in the commission year.

Library sales were down 34.1% (30.7% pro forma) for the quarter against 1996 as school districts have trimmed library budgets and sales to public libraries did not offset the decrease in sales to schools.

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summit sales are essentially flat for both the third quarter and year-to-date. Revenues were increased by orders from this season's science catalog and residual business from last fall's catalogs. These positive results were offset by lower responses to the spring math catalogs.


Product Cost and Fulfillment Expense

Product cost and fulfillment expense as a percentage of revenues increased for the three-month period ended September 30, 1997, as compared to 1996. Product cost and fulfillment for the Company's core business operations for the three months ended September 30, 1997, represented 25.3% of core business revenues, as compared to 24.6% for the same period in the previous year, primarily due to the new policy of expensing inbound freight. Summit Learning's product and fulfillment costs, at 70.8% of revenues compared to 62.0% for the same period of the prior year, increased over the prior year period primarily due to product mix.

Product Development Expense

The following table reconciles product development investment to product development expense for each of the periods indicated:

                                      Three Months Ended            Nine Months Ended
                                           Sept. 30,   Percentage        Sept. 30,     Percentage
(amounts in thousands)                  1997      1996   Change       1997       1996    Change
                                     ---------------------------  -------------------------------
Product development investment       $3,663    $3,846     (4.8)%  $10,452    $10,020      4.3 %
Plant and software costs capitalized (1,354)   (1,383)    (2.1)    (3,179)    (3,389)    (6.2)
Plant costs amortized                 1,345     1,081     24.4      2,965      2,777      6.8
                                     -----------------            -------------------
Product development expense          $3,654    $3,544      3.1    $10,238     $9,408      8.8
                                     =================            ===================


Product development investment for the three months ended September 30, 1997, decreased 4.8% as compared to the prior year, primarily attributable to the timing of expenditures. Amortization expense was higher due to the implementation of the amortization rate schedule for new products.

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling and Marketing Expense

The following table reconciles selling and marketing costs to selling and marketing expense for each of the periods indicated:

                                       Three Months Ended                Nine Months Ended
                                            Sept. 30,   Percentage            Sept. 30,     Percentage
(amounts in thousands)                   1997     1996   Change           1997       1996     Change
                                      --------------------------      --------------------------------
Selling and marketing costs           $ 8,001   $6,843    16.9%       $22,329     $19,757      13.0%
Amortization of deferred
  selling and marketing costs           2,569    2,929   (12.3)            74         802     (90.8)
                                      --------------------------      --------------------------------

Net selling and marketing expense     $10,570   $9,772     8.2        $22,403     $20,559       9.0
                                      ================                ===================

Selling  and  marketing  costs increased  16.9%  for  the  three months  ended
September 30, 1997, and 13.0% year-to-date as compared to the prior year, primarily due to additional marketing programs, expansion of Summit's catalog offerings, and the new curriculum integration sales group formed to facilitate the sale of technology products.

General and Administrative Expense
General and administrative expense decreased 33.1% for the three months ended September 30, 1997, as compared to the prior year, due to the inclusion of a charge for the former Chief Executive Officer last year.

Amortization of Acquired Intangible Assets


Amortization expense increased due to the acquisition of The Integrator in May 1997 and Edunetics in April 1996.

Operating Income by Product Line

                                       Three Months Ended      Nine Months Ended
                                            Sept 30,                Sept. 30,
   (amount in thousands)                 1997        1996        1997        1996
                                      -------------------    --------------------
      Core Business                   $4,696      $7,965     $11,168     $11,154
      Summit Learning                   (787)       (156)       (836)       (356)
      Edunetics                       (2,061)       (617)     (3,792)       (805)
                                      -------------------    --------------------
                                       1,848       7,192       6,540       9,993
      Write-off of research
        and development                  -           -           -        (4,100)
                                      ___________________    ____________________
      Operating Income                $1,848      $7,192      $6,540      $5,893
                                      ===================    ====================

Part I.  FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating income as a percentage of revenues for the three months ended September 30, 1997, as compared to 1996, decreased for the core business primarily due to lower revenues. The decrease in Summit Learning's operating income was due to higher product cost and increased catalogs. Edunetics reported an operating loss due to lower than expected sales.

Interest Income and Expense

Interest income for the three-month period ended September 30, 1997 was lower than the previous year, reflecting termination of the Company's loans to NEC. Interest expense for the period was higher than prior year due to debt incurred for the acquisition of The Integrator product line.

Liquidity and Capital Resources
The Company's primary sources of liquidity are cash, marketable securities, cash provided from operations and the Company's bank line of credit. The Company's uses of cash include product development, capital expenditures, working capital requirements, and selected acquisitions of complementary businesses and product lines.

At  September 30, 1997,  the Company  had $12,636,000  in cash  and marketable
securities  versus $7,035,000  at  September  30,  1996.    The  prior year
balance reflected the use of cash on hand to purchase Edunetics last year.

Net cash flow from operating activities for the three months ended September 30, 1997, of $5,171,000 was $2,340,000 higher than the prior year period. The increase reflects changes in working capital, principally the lower increase in receivables relative to last year.

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

In April 1997, the Company extended its revolving bank credit agreement to $20,000,000 and the maturity date to April 10, 1999. The agreement provides for borrowings at prime or, at the Company's option, LIBOR plus 1.5 percent. At September 30, 1997, $17,278,000 was outstanding under the bank credit facility.

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

(a)  Exhibits

   3.1      Restated Certificate of Incorporation of the Company (1)

   3.2      By-Laws of the Company. (1)

   4.1      Specimen of Common Stock Certificate of the Company. (1)

  10.1 Modification and Renewal of Note, dated December 28, 1992, between NationsBank of Texas, N.A., as holder, and Steck-
            Vaughn Company, as borrower, secured by and as purchase money for the Company's distribution center in Austin, Texas. (2)

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

 10.13 First Amendment to Stock Option Agreement between the Company and National Education Corporation, effective December 31, 1995. (14)

 10.14 Letter Amendment to Stock Option Agreement between the Company and National Education Corporation, dated February 1, 1996. (15)

 10.15 Agreement between the Company and Edunetics Ltd. dated February 29, 1996. (16)

Part II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K


 10.16 Second Renewal and Extension Agreement between the Company and National Education Corporation, effective March 31, 1996. (17)

 10.17 Second Amendment to Stock Option Agreement between the Company and National Education Corporation, effective March 31, 1996. (18)

 10.18 Third Renewal and Extension Agreement between the Company and National Education Corporation, effective June 30, 1996. (19)

 10.19 Third Amendment to Stock Option Agreement between the Company and National Education Corporation, effective June 30, 1996 .(20)

 10.20 Employment Agreement between the Company and Anita Kopec dated September 10, 1996 .(21)

 10.21 Revised and Restated Office Lease dated January 30, 1997, between Quarry Lake Business Center, Ltd., as landlord and Steck-Vaughn company, as tenant, for the Company's principal offices in Austin, Texas, beginning November 1, 1996 (22)

 10.22 Agreement entered into July 1, 1997, among Harcourt General, Inc. and the Independent Directors of Steck-Vaughn Publishing Corporation(23).

 10.23 Agreement dated May 30, 1997, between Harcourt General, Inc. and Steck-Vaughn Publishing Corporation(24).

 10.24 Loan Agreement between NationsBank of Texas, N.A., and Steck-Vaughn Company, dated April 10, 1997(25)

 10.25 Agreement and Plan of the Merger, dated as of September 29, 1997, by among Steck-Vaughn Publishing Corporation, Harcourt General, Inc., National Education Corporation and SV Acquisition Corporation.(26)


  11.1      Statement re Calculation of Earnings Per Share.(26)

    27      Financial Data Schedule. (27)


   (b)      Reports on Form 8-K
            None were filed during the period.

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

(24) Incorporated by reference to Exhibit 11(a)(21) to Amendment No. 5 to Schedule 14D-1 of Harcourt General, Inc., dated July 5, 1997.

(25) Incorporated by reference to Exhibit 10.24 in the Company's Form 10-Q for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 15, 1997.

(26) Incorporated by reference to Appendix A to the Information Statement of Steck-Vaughn Publishing Corporation, which is Exhibit 13E-3 Transaction Statement of Steck-Vaughn Publishing Corporation filed with the Securities and Exchange Commission on 10/06/97.

(27)        Filed only with electronic version of Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STECK-VAUGHN PUBLISHING CORPORATION


Date:  November 14, 1997                     By  /s/ John Cook
                                                John Cook
                                                Vice President, Finance and
                                                Chief Financial Officer

                                             By  /s/ Stephen C. Richards
                                                Stephen C. Richards
                                                Vice President - Controller
                                                Principal Accounting Officer

                                 EXHIBIT INDEX



   EXHIBIT NO.          EXHIBIT                                      PAGE NO.



      11.1              Statement re Calculation of Earnings Per Share.


      27.1              Financial Data Schedule.